Form 10-Q
period 2013-09-30
USG CORP
filed 2013-10-24
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of September 30, 2013 was 108,693,951.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(millions, except per-share and share data)
	2013	2012	2013	2012
Net sales	$925	$828	$2,655	$2,409
Cost of products sold	770	722	2,225	2,099
Gross profit	155	106	430	310
Selling and administrative expenses	80	74	229	224
Restructuring and long-lived asset impairment charges	—	3	3	5
Operating profit	75	29	198	81
Interest expense	51	50	151	154
Interest income	(1)	(1)	(3)	(3)
Loss on extinguishment of debt	—	—	—	41
Other income, net	(1)	(1)	(2)	(2)
Income (loss) from continuing operations before income taxes	26	(19)	52	(109)
Income tax expense	2	11	1	9
Income (loss) from continuing operations	24	(30)	51	(118)
(Loss) income from discontinued operations, net of tax	(1)	1	(1)	5
Net income (loss)	$23	$(29)	$50	$(113)

Earnings per common share - basic:
Income (loss) from continuing operations	$0.23	$(0.29)	$0.48	$(1.11)
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	0.04
Net income (loss)	$0.22	$(0.28)	$0.47	$(1.07)

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.22	$(0.29)	$0.47	$(1.11)
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	0.04
Net income (loss)	$0.21	$(0.28)	$0.46	$(1.07)

Average common shares	108,608,086	107,380,328	108,486,583	106,128,123
Average diluted common shares	111,008,421	107,380,328	111,052,333	106,128,123
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(millions)
	2013	2012	2013	2012
Net income (loss)	$23	$(29)	$50	$(113)

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Gain (loss) on derivatives qualifying as cash flow hedges, net of tax (benefit) of $0, $0, $1, and $(2), respectively	(2)	—	—	(2)
Less: Reclassification adjustment for loss on derivatives included in net income, net of tax (benefit) of $1, $0, $1 and $(1), respectively	—	(1)	—	(6)
Net derivatives qualifying as cash flow hedges	(2)	1	—	4

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax (benefit) of $0, $(6), $2, and $(1), respectively	(3)	1	(15)	11
Less: Amortization of prior service cost included in net periodic pension cost, net of tax benefit of $0, $0, $(1), and $(1)	(3)	—	(8)	1
Net pension and postretirement benefits	—	1	(7)	10

Foreign currency translation
Changes in foreign currency translation, net of tax of $0 in all periods	5	16	(12)	20
Less: Translation gains realized upon complete liquidation of an investment in a foreign entity, net of tax of $0 in all periods	—	—	—	(1)
Net foreign currency translation	5	16	(12)	21

Other comprehensive income (loss), net of tax	$3	$18	$(19)	$35

Comprehensive income (loss)	$26	$(11)	$31	$(78)

See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions)	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$452	$546
Short-term marketable securities	100	106
Restricted cash	2	1
Receivables (net of reserves — $17 and $16)	386	326
Inventories	327	304
Income taxes receivable	2	2
Deferred income taxes	2	2
Other current assets	54	40
Total current assets	1,325	1,327
Long-term marketable securities	38	25
Property, plant and equipment (net of accumulated depreciation and depletion — $1,817 and $1,738)	2,085	2,100
Deferred income taxes	40	38
Other assets	226	233
Total assets	$3,714	$3,723
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$271	$286
Accrued expenses	234	237
Current portion of long-term debt	63	4
Deferred income taxes	22	22
Income taxes payable	3	2
Total current liabilities	593	551
Long-term debt	1,962	2,016
Long-term debt - related party	290	289
Deferred income taxes	6	5
Pension and other postretirement benefits	531	573
Other liabilities	260	270
Total liabilities	3,642	3,704
Stockholders’ Equity:
Preferred stock	—	—
Common stock	11	11
Treasury stock	—	—
Additional paid-in capital	2,604	2,595
Accumulated other comprehensive loss	(252)	(233)
Retained earnings (accumulated deficit)	(2,317)	(2,367)
Stockholders’ equity of parent	46	6
Noncontrolling interest	26	13
Total stockholders’ equity including noncontrolling interest	72	19
Total liabilities and stockholders’ equity	$3,714	$3,723
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(millions)	Nine months ended September 30,
	2013	2012
Operating Activities
Net income (loss)	$50	$(113)
Less: (Loss) income from discontinued operations	(1)	5
Income (loss) from continuing operations	51	(118)

Adjustments to reconcile income (loss) from continuing operations to net cash:
Depreciation, depletion and amortization	115	116
Loss on extinguishment of debt	—	41
Long-lived asset impairment charge	—	1
Share-based compensation expense	14	15
Deferred income taxes	(1)	4
Gain on asset dispositions	(1)	(8)
(Increase) decrease in working capital:
Receivables	(57)	(33)
Income taxes receivable	—	2
Inventories	(24)	(11)
Other current assets	(14)	2
Payables	(14)	17
Accrued expenses	(4)	25
Increase in other assets	—	3
Decrease in pension and other postretirement benefits	(59)	(23)
Decrease in other liabilities	(4)	(6)
Other, net	10	—
Net cash provided by operating activities - continuing operations	$12	$27

Investing Activities
Purchases of marketable securities	(152)	(115)
Sales or maturities of marketable securities	144	269
Capital expenditures	(72)	(41)
Acquisition of mining rights	(17)	(16)
Net proceeds from asset dispositions	1	14
Investments in joint ventures	(5)	(14)
Loan to joint venture	—	(4)
Deposit of restricted cash	(1)	(16)
Net cash (used for) provided by investing activities - continuing operations	$(102)	$77

Financing Activities
Issuance of debt	7	248
Repayment of debt	(3)	(281)
Payment of debt issuance fees	—	(5)
Loans from joint venture partner	3	2
Issuance of common stock	3	1
Repurchases of common stock to satisfy employee tax withholding obligations	(9)	(5)
Net cash provided by (used for) financing activities - continuing operations	$1	$(40)

Effect of exchange rate changes on cash	(4)	5

Net cash (used for) provided by operating activities - discontinued operations	(1)	4
Net cash used for investing activities - discontinued operations	—	(1)

Net (decrease) increase in cash and cash equivalents	$(94)	$72
Cash and cash equivalents at beginning of period	546	365
Cash and cash equivalents at end of period	$452	$437

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$137	$146
Income taxes paid, net	4	5
Amount in accounts payable for capital expenditures	8	2
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

1.	Organization, Consolidation and Presentation of Financial Statements
PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the entire year. These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on February 15, 2013.
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

The results of the European business operations sold to Knauf were classified as discontinued operations in our 2012 consolidated statement of operations. Because these businesses were sold on December 27, 2012, they are not included in our consolidated balance sheet as of September 30, 2013 or December 31, 2012. Sales from discontinued operations, operating profit from discontinued operations and income from discontinued operations before income taxes for the three and nine months ended September 30, 2012 were as follows:

(millions)	Three months ended September 30, 2012	Nine months ended September 30, 2012
Sales from discontinued operations	$27	$83
Operating profit from discontinued operations	1	7
Income from discontinued operations before income taxes	1	7

3.	Segments
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

	Three months ended September 30,		Nine months ended September 30,
(millions)	2013	2012	2013	2012
Net Sales:
North American Gypsum	$577	$496	$1,659	$1,455
Worldwide Ceilings	159	155	471	459
Building Products Distribution	331	300	931	863
Eliminations	(142)	(123)	(406)	(368)
Total	$925	$828	$2,655	$2,409

Operating Profit (Loss):
North American Gypsum	$76	$35	$189	$98
Worldwide Ceilings	22	24	75	69
Building Products Distribution	3	(10)	2	(23)
Corporate	(25)	(18)	(62)	(57)
Eliminations	(1)	(2)	(6)	(6)
Total	$75	$29	$198	$81
Restructuring and long-lived asset impairment charges by segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2013	2012	2013	2012
North American Gypsum	$1	$1	$3	$4
Worldwide Ceilings	—	—	—	1
Building Products Distribution	(1)	2	(1)	—
Corporate	—	—	1	—
Total	$—	$3	$3	$5
See Note 16 for information related to the restructuring reserve as of September 30, 2013 and restructuring and long-lived asset impairment charges for the three and nine months ended September 30, 2013 and 2012.

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

	Three months ended September 30,		Nine months ended September 30,

(millions, except per-share data)	2013	2012	2013	2012
Income (loss) from continuing operations	$24	$(30)	$51	$(118)
(Loss) income from discontinued operations	(1)	1	(1)	5
Net income (loss)	$23	$(29)	$50	$(113)

Average common shares	108.6	107.4	108.5	106.1
Dilutive RSUs, MSUs, performance shares and stock options	2.4	—	2.6	—
Average diluted common shares	111.0	107.4	111.1	106.1

Basic earnings (loss) per average common share:
Income (loss) from continuing operations	$0.23	$(0.29)	$0.48	$(1.11)
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	0.04
Net income (loss)	$0.22	$(0.28)	$0.47	$(1.07)

Diluted earnings (loss) per average common share:
Income (loss) from continuing operations	$0.22	$(0.29)	$0.47	$(1.11)
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	0.04
Net income (loss)	$0.21	$(0.28)	$0.46	$(1.07)
The diluted earnings (loss) per share for the three months and nine months ended September 30, 2013 and 2012 was computed using the weighted average number of common shares outstanding during those periods. The approximately 35.1 million shares issuable upon conversion of our $400 million of 10% convertible senior notes due 2018 at the initial conversion price of $11.40 per share were not included in the computation of diluted earnings (loss) per share for those periods because their inclusion would be anti-dilutive. Stock options, RSUs, MSUs and performance shares that were not included in the computation of diluted earnings (loss) per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions, common shares)	2013	2012	2013	2012
Stock options, RSUs, MSUs and performance shares	2.0	7.9	2.2	8.0

5.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss on our consolidated balance sheets. Proceeds received from sales and maturities of marketable securities were $144 million for the nine months ended September 30, 2013. Our investments in marketable securities consisted of the following:

	As of September 30, 2013		As of December 31, 2012
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$88	$88	$82	$82
U.S. government and agency debt securities	11	11	16	16
Non-U.S. government debt securities	—	—	1	1
Asset-backed debt securities	14	14	6	6
Certificates of deposit	17	17	16	16
Municipal debt securities	8	8	10	10
Total marketable securities	$138	$138	$131	$131
The realized and unrealized gains and losses for the three months and nine months ended September 30, 2013 and 2012 and the year ended December 31, 2012 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.
Contractual maturities of marketable securities as of September 30, 2013 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$100	$100
Due in 1-5 years	38	38
Total marketable securities	$138	$138
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.

6.	Intangible Assets
Intangible assets are included in other assets on our consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of September 30, 2013			As of December 31, 2012
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(46)	$24	$70	$(41)	$29
Other	9	(7)	2	9	(6)	3
Total	$79	$(53)	$26	$79	$(47)	$32
Total amortization expense was $2 million and $6 million for the three and nine months ended September 30, 2013 and 2012, respectively. Estimated amortization expense for the remainder of 2013 and for future years is as follows:

(millions)	2013	2014	2015	2016	2017	2018 and thereafter
Estimated future amortization expense	$2	$7	$7	$7	$2	$1

Intangible assets with indefinite lives are not amortized. These assets are summarized as follows:

	As of September 30, 2013			As of December 31, 2012
(millions)	Gross Carrying Amount	Impairment Charges	Net	Gross Carrying Amount	Impairment Charges	Net
Intangible Assets with Indefinite Lives:
Trade names	$22	$—	$22	$22	$—	$22
Other	8	—	8	8	—	8
Total	$30	$—	$30	$30	$—	$30

7.	Debt
Total debt, including the current portion of long-term debt, consisted of the following:

(millions)	September 30, 2013	December 31, 2012
6.3% senior notes due 2016	$500	$500
7.75% senior notes due 2018, net of discount	500	499
7.875% senior notes due 2020, net of discount	249	248
8.375% senior notes due 2018	350	350
9.75% senior notes due 2014, net of discount	59	59
10% convertible senior notes due 2018, net of discount	386	385
Ship mortgage facility (includes $4 million of current portion of long-term debt)	25	29
Credit facilities of Oman joint ventures	7	—
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$2,315	$2,309

U.S. Credit Facility: Our U.S. credit facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of no less than 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of September 30, 2013, our fixed charge coverage ratio was 0.97-to-1.0. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $52 million under the credit facility. Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of September 30, 2013, outstanding letters of credit of $78 million as of September 30, 2013 and the current borrowing availability requirement of $52 million, borrowings available under the credit facility were approximately $216 million. As of September 30, 2013 and during the quarter then-ended, there were no borrowings under the facility.
CGC Credit Facility: As of September 30, 2013 and during the quarter then-ended, there were no borrowings outstanding under our Canadian credit agreement. The U.S. dollar equivalent of borrowings available under this agreement as of September 30, 2013 was $38 million.
Oman Credit Facilities: In June 2013, our joint ventures in Oman, which are fully consolidated, each entered into separate secured credit agreements, which are guaranteed by us and our joint venture partner.  The credit agreement for Zawawi Gypsum LLC, or ZGL, which matures in 2020, provides for term loans not to exceed $10 million and overdraft and letter of credit facilities of approximately $3 million in the aggregate. The credit agreement for USG-Zawawi Drywall LLC, or ZDL, which matures in 2022, provides for term loans not to exceed $26 million and overdraft and letter of credit facilities of $5 million in the aggregate. Each credit agreement is secured by a general security interest in the applicable joint venture's assets. Loans under the credit agreements may be made in Omani Rial or U.S. dollars. Loans made in Omani Rial bear interest at 4% and loans made in U.S. dollars bear interest at a floating rate based on the London Interbank Offering Rate, or LIBOR, plus 3.5%. Loans may be repaid at any time, subject to a prepayment penalty if repaid within the first two years, for ZGL, or three years, for ZDL. As of September 30, 2013, there was $7 million in outstanding term loan borrowings under the ZGL credit agreement with an average effective interest rate of 3.8% and no term loan borrowings under the ZDL credit agreement.
The credit agreements for each of the foregoing credit facilities contain customary covenants that may limit us or our joint ventures from taking certain actions. Borrowings under these credit agreements are subject to acceleration upon the occurrence of an event of default.

The fair value of our debt was approximately $3.093 billion as of September 30, 2013 and December 31, 2012. The fair value was based on quoted market prices of our debt or, where quoted market prices were not available, on quoted market prices of instruments with similar terms and maturities or internal valuation models and as a result are classified as Level 2. See Note 9 for further discussion on fair value measurements and classifications.
As of September 30, 2013, we were in compliance with the covenants contained in our credit facilities.
See Note 19 for a discussion of certain debt financing related to our October 2013 announcement of the USG Boral Joint Venture (as defined below).

8.	Derivative Instruments
We use derivative instruments to manage selected commodity price and foreign currency exposures as described below. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond two years. Cash flows from derivative instruments are included in net cash provided by operating activities in the consolidated statements of cash flows.
COMMODITY DERIVATIVE INSTRUMENTS
As of September 30, 2013, we had 14 million mmBTUs (millions of British Thermal Units) in aggregate notional amount of outstanding natural gas swap and option contracts to hedge forecasted purchases. All of these contracts mature by December 31, 2014. For contracts designated as cash flow hedges, the unrealized loss that remained in accumulated other comprehensive income (loss), or AOCI, as of September 30, 2013 was $1 million. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first nine months of 2013. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a quarterly basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was an immaterial unrealized gain as of September 30, 2013.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $57 million as of September 30, 2013, and they mature by December 31, 2014. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first nine months of 2013. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was an immaterial unrealized gain as of September 30, 2013.
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of September 30, 2013, our derivatives were in an immaterial net asset position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
Our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of September 30, 2013, the amount of collateral posted was immaterial. As of December 31, 2012, as required by certain terms of our agreements, we had $1 million of collateral provided to our counterparties related to our derivatives. Amounts paid as cash collateral are included in receivables on our consolidated balance sheets.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our consolidated balance sheets, based on their fair value as of the balance sheet date.

FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2013 and 2012.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2013	2012		2013	2012
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(1)	$1	Cost of products sold	$—	$(3)
Foreign exchange contracts	(1)	—	Cost of products sold	1	1
Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	—	(1)	Other income, net	—	—
Total	$(2)	$—		$1	$(2)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2013	2012
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$—	$—
Foreign exchange contracts	Other income, net	—	1
Total		$—	$1

The following are the pretax effects of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2013 and 2012.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2013	2012		2013	2012
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(1)	$(2)	Cost of products sold	$(1)	$(8)
Foreign exchange contracts	2	(1)	Cost of products sold	2	1
Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	—	(1)	Other income, net	—	—
Total	$1	$(4)		$1	$(7)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2013	2012
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$1	$—
Foreign exchange contracts	Other income, net	—	—
Total		$1	$—

The following are the fair values of derivative instruments and the location on our consolidated balance sheets as of September 30, 2013 and December 31, 2012.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		9/30/13	12/31/12		9/30/13	12/31/12
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$1	$1	Accrued expenses	$2	$2
Commodity contracts	Other assets	1	—	Other liabilities	—	—
Foreign exchange contracts	Other current assets	1	1	Accrued expenses	1	—
Total derivatives in hedging relationships		$3	$2		$3	$2

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$—	$1	Accrued expenses	$—	$—
Total derivatives not designated as hedging instruments		$—	$1		$—	$—

Total derivatives	Total assets	$3	$3	Total liabilities	$3	$2
As of September 30, 2013, we had no derivatives designated as fair value hedges or net investment hedges.

9.	Fair Value Measurements
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

Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	9/30/13	12/31/12	9/30/13	12/31/12	9/30/13	12/31/12	9/30/13	12/31/12
Cash equivalents	$209	$284	$26	$46	$—	$—	$235	$330
Marketable securities:
Corporate debt securities	—	—	88	82	—	—	88	82
U.S. government and agency debt securities	—	—	11	16	—	—	11	16
Non-U.S. government debt securities	—	—	—	1	—	—	—	1
Asset-backed debt securities	—	—	14	6	—	—	14	6
Certificates of deposit	—	—	17	16	—	—	17	16
Municipal debt securities	—	—	8	10	—	—	8	10
Derivative assets	—	—	3	3	—	—	3	3
Derivative liabilities	—	—	(3)	(2)	—	—	(3)	(2)
During the second quarter of 2012, we reviewed our property, plant and equipment for potential impairment by comparing the carrying values of those assets with their estimated future undiscounted cash flows for their remaining useful lives and determined that impairment existed for machinery and equipment for a previously idled production line. We measured the fair value of that machinery and equipment as of June 30, 2012 using measurements classified as Level 3. As a result, as included in Note 16, we recorded long-lived asset impairment charges of $1 million that are included in restructuring and long-lived asset impairment charges in the consolidated statement of operations for the nine months ended September 30, 2012.

10.	Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2013	2012	2013	2012
Pension:
Service cost of benefits earned	$10	$8	$29	$23
Interest cost on projected benefit obligation	16	16	47	48
Expected return on plan assets	(19)	(18)	(57)	(52)
Net amortization	11	9	34	26
Net pension cost	$18	$15	$53	$45
Postretirement:
Service cost of benefits earned	$1	$1	$3	$3
Interest cost on projected benefit obligation	2	2	5	6
Net amortization	(9)	(9)	(26)	(27)
Net postretirement cost	$(6)	$(6)	$(18)	$(18)
We expect contributions to our pension plans in 2013 to be approximately $72 million. During the first nine months of 2013, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $15 million to our pension plan in Canada and $6 million, in aggregate, to certain other domestic and foreign pension plans.
In September 2013, we communicated to certain terminated vested participants in our USG Corporation Retirement Plan an option to receive a lump sum payment for their accrued benefits. The option commenced on October 1, 2013 and expires on November 15, 2013. For participants who elect this option, payments would be made in December 2013 and we expect to incur a settlement charge at that time, which would be calculated based upon prevailing discount rates at the settlement date, December 1, 2013.

11.	Share-Based Compensation
During the first nine months of 2013, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates and the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures.
MARKET SHARE UNITS
We granted 361,308 market share units, or MSUs, during the first nine months of 2013. Generally, half of the MSUs vest after a two-year period and the other half after a three-year period, in each case, based on our actual stock price performance during such periods. The number of MSUs earned will vary from zero to 150% of the number of MSUs awarded depending on the actual performance of our stock price. In the case of termination of employment due to death, disability or retirement during the performance period, vesting will be pro-rated based on the number of full months employed in 2013. Awards earned will be issued at the end of the two-year and three-year periods. MSUs may vest earlier in the case of a change in control. Each MSU earned will be settled in common stock.
We estimated the fair value of each MSU granted on the date of grant using a Monte Carlo simulation that used the assumptions noted below. The MSUs granted during the first nine months of 2013 had a weighted average fair value of $34.55. Volatility was based on stock price history immediately prior to grant for a period commensurate with the remaining life of the plan. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the valuation date to the end of the performance period.
The weighted-average assumptions used in the valuations were as follows: expected volatility of 60.97%, risk-free rate of 0.35%, expected term (in years) of 2.38 and expected dividends of zero.

RESTRICTED STOCK UNITS
We granted restricted stock units, or RSUs, with respect to 24,500 shares of common stock during the first nine months of 2013 that vest four years from the date of grant. RSUs granted as special retention awards generally vest after a specified number of years from the date of grant or at a specified date, and RSUs granted with performance goals vest if those goals are attained. Generally, RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grant. The RSUs granted during the first nine months of 2013 had a weighted average fair value of $29.89.

PERFORMANCE SHARES
We granted 104,543 performance shares during the first nine months of 2013. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from zero to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change-in-control, and pro-rated awards earned will be issued at the end of the three-year period. Each performance share earned will be settled in common stock.
We estimated the fair value of each performance share granted on the date of grant using a Monte Carlo simulation that used the assumptions noted below. The performance shares granted during the first nine months of 2013 had a weighted average fair value of $38.89. Expected volatility was based on implied volatility of our traded options and the daily historical volatilities of our peer group. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the valuation date to the end of the performance period.
The weighted average assumptions used in the valuations were as follows: expected volatility of 59.98%, risk-free rate of 0.43%, expected term (in years) of 2.88 and expected dividends of zero.

12.	Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	September 30, 2013	December 31, 2012
Finished goods and work in progress	$266	$245
Raw materials	61	59
Total	$327	$304
ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Nine months ended September 30,
(millions)	2013	2012
Balance as of January 1	$139	$114
Accretion expense	5	5
Liabilities incurred	2	—
Changes in estimated cash flows	(11)	(1)
Liabilities settled	(1)	(1)
Foreign currency translation	(2)	1
Balance as of September 30	$132	$118
ACCRUED INTEREST
Interest accrued on our debt as of September 30, 2013 and December 31, 2012 was $54 million and $47 million, respectively, and is included in accrued expenses on our consolidated balance sheets.

13.	Accumulated Other Comprehensive Income (Loss)
Changes in the balances of each component of AOCI for the nine months ended September 30, 2013 and 2012 are summarized in the following table:

	Derivatives		Defined Benefit Plans		Foreign Currency Translation		AOCI
(millions)	2013	2012	2013	2012	2013	2012	2013	2012
Balance as of January 1	$32	$28	$(303)	$(221)	$38	$19	$(233)	$(174)
Other comprehensive income (loss) before reclassifications, net of tax	—	(2)	(15)	11	(12)	20	(27)	29
Less: Amounts reclassified from AOCI, net of tax (a)	—	(6)	(8)	1	—	(1)	(8)	(6)
Net other comprehensive income (loss)	—	4	(7)	10	(12)	21	(19)	35
Balance as of September 30	$32	$32	$(310)	$(211)	$26	$40	$(252)	$(139)

		Three months ended	Nine months ended
		September 30, 2013	September 30, 2013
(a)	Derivatives
	Net reclassification from AOCI for cash flow hedges included in cost of products sold	$(1)	$(1)
	Income tax expense on reclassification from AOCI included in income tax expense (benefit)	1	1
	Net amount reclassified from AOCI	$—	$—

	Defined Benefit Plans
	Net reclassification from AOCI for amortization of prior service cost included in cost of products sold	$2	$7
	Net reclassification from AOCI for amortization of prior service cost included in selling and administrative expenses	1	2
	Income tax benefit on reclassification from AOCI included in income tax expense (benefit)	—	(1)
	Net amount reclassified from AOCI	$3	$8
We estimate that we will reclassify $31 million of residual taxes related to prior period losses on derivatives from AOCI to earnings, as income tax benefit, within the next 12 months.

14.	Oman Investment
In June of 2012, we entered into a strategic partnership with the Zawawi Group in Oman to establish a mining operation by acquiring 55% of Zawawi Gypsum LLC, or ZGL, which holds the mining rights to a gypsum quarry in Salalah, Oman, for $16 million, including transaction costs. ZGL will develop infrastructure and operate the quarry. Quarry mining operations commenced in October 2013.
The second phase of the partnership is a 50/50 manufacturing venture, USG-Zawawi Drywall LLC, or ZDL, with Zawawi Minerals LLC to build and operate a low cost wallboard plant in Oman. The plant site is in close proximity to the gypsum quarry and port facilities, facilitating access to markets in India and the Middle East. We expect to commence wallboard production operations in the third quarter of 2014.
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
During the first nine months of 2013, our joint venture partner provided loans of approximately $3 million to ZDL, which are included in other liabilities in our accompanying consolidated balance sheet as of September 30, 2013. Including these loans, other liabilities includes, in the aggregate, loans payable to our joint venture partner of approximately $7.5 million and $4 million as of September 30, 2013 and December 31, 2012, respectively.
During the first nine months of 2013, we provided loans of approximately $3 million to ZDL. Including these loans, we have provided $5 million of loans to ZDL and $3 million of loans to ZGL. Loans we make to these ventures are not reflected on our accompanying consolidated balance sheets because they are eliminated in consolidation.
See Note 7 for a description of the credit facilities entered into by our joint ventures in Oman in June 2013.
See Note 19 for a description of certain joint venture agreements we entered into in October 2013 in connection with our planned establishment of the USG Boral Joint Venture. As part of the consideration for the USG Boral Joint Venture transaction, we would contribute to the USG Boral Joint Venture our investment in our Oman joint ventures.

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
On March 22, 2013, our board of directors approved an amendment to the Rights Agreement in an effort to protect our net operating loss, or NOL, carryforwards during the effective period of the amendment. Under this amendment, if any person becomes the beneficial owner of 4.9% or more of our common stock, stockholders other than the 4.9% triggering stockholder will have the right to purchase additional shares of our common stock at half the market price, thereby diluting the triggering stockholder; provided that stockholders whose beneficial ownership exceeded 4.9% of our common stock outstanding on March 22, 2013 will not be deemed to have triggered the Rights Agreement, as amended, so long as they do not thereafter acquire additional common stock other than in certain specified exempt transactions. In addition, a person generally will not be deemed to have triggered the Rights Agreement, as amended, by virtue of the conversion of our convertible notes.
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
Prior to the adoption of the amendments to the Rights Agreement described above, under the Rights Plan, if any person or group were to acquire beneficial ownership of 15% or more of our then-outstanding voting stock, stockholders other than the 15% triggering stockholder would have had the right to purchase additional shares of our common stock at half the market price, thereby diluting the triggering stockholder. The Rights Agreement also provides that Berkshire Hathaway (and certain of its affiliates) will not trigger the rights unless Berkshire Hathaway and its affiliates acquire beneficial ownership of more than 50% of our voting stock on a fully diluted basis.
The rights issued pursuant to the Rights Agreement will expire on January 2, 2017. However, our board of directors has the power to accelerate or extend the expiration date of the rights. In addition, a board committee composed solely of independent directors reviews the Rights Agreement at least once every three years to determine whether to modify the Rights Plan in light of all relevant factors. This review was most recently conducted in November 2012. The next review is required by the end of 2015.
On May 9, 2013, we filed an amendment to our Restated Certificate of Incorporation, or the Protective Amendment, that restricts certain transfers of our common stock. The Protective Amendment is intended to protect the tax benefits of our NOL carryforwards. See Note 17 for a description of our NOL carryforwards. Subject to certain limited exceptions, the Protective Amendment's transfer restrictions would restrict any person from transferring our common stock (or any interest in our common stock) if the transfer would result in a stockholder (or several stockholders, in the aggregate, who hold their stock as a “group” under Section 382 of the Code) owning 4.9% or more of our common stock. Any direct or indirect transfer attempted in violation of the Protective Amendment would be void as of the date of the prohibited transfer as to the purported transferee, and the purported transferee would not be recognized as the owner of the shares attempted to be owned in violation of the Protective Amendment for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of that common stock, or in the case of options, receiving our common stock in respect of their exercise. The Protective Amendment is effective until the earlier of (i) May 9, 2016, (ii) the repeal of Section 382 of the Code if our board of directors determines that the Protective Amendment is no longer necessary for the preservation of tax benefits, (iii) the first day of a taxable year as to which our board of directors determines that no tax benefits may be carried forward, or (iv) such other date as determined by our board of directors pursuant to the Protective Amendment.

16.	Restructuring and Long-Lived Asset Impairment Charges
We recorded the following restructuring and long-lived asset impairment charges during the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,

(millions)	2013	2012	2013	2012
Severance	$—	$2	$3	$3
Lease obligations	(1)	—	(1)	(1)
Long-lived asset impairment	—	—	—	1
Other exit costs	1	1	1	2
Total	$—	$3	$3	$5
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

RESTRUCTURING RESERVES
Restructuring reserves totaling $12 million were included in accrued expenses and other liabilities on the consolidated balance sheet as of September 30, 2013. We expect future cash payments to be charged against the reserve will be approximately $2 million during the remainder of 2013, $3 million in 2014 and $7 million after 2014. All restructuring-related payments in the first nine months of 2013 were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand. The restructuring reserve is summarized as follows:

	Balance as of 12/31/12	2013 Activity		Balance as of 9/30/13
(millions)		Charges	Cash Payments
Severance	$5	$3	$(7)	$1
Lease obligations	15	(1)	(3)	11
Other exit costs	—	1	(1)	—
Total	$20	$3	$(11)	$12

17.	Income Taxes
For our continuing operations, we had income tax expense of $2 million and an effective tax rate of 7.7% in the third quarter of 2013. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a valuation allowance. Therefore, any income or loss before income taxes does not generate a corresponding income tax expense or benefit.
For our continuing operations, for the first nine months of 2013, we had an effective tax rate of 1.9% as we recorded income tax expense of $1 million on pre-tax income of $52 million. An income tax benefit of $3 million during the first quarter of 2013 primarily related to the release of the valuation allowance against a portion of our alternative minimum tax, or AMT, credits. This change in the realizability of those credits was due to the enactment of the American Taxpayer Relief Act of 2012.

In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. As of September 30, 2013, we had federal net operating loss, or NOL, carryforwards of approximately $2.079 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2033, none of which are subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal AMT credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $2.208 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire in 2015.
As of September 30, 2013, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $269 million, of which $1 million will expire in 2013. The remainder will expire if unused in years 2014 through 2033. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $2 million as of September 30, 2013, against which we have maintained a valuation allowance.
During periods prior to 2013, we established a valuation allowance against our deferred tax assets totaling $1.125 billion. Based upon an evaluation of all available evidence, we recorded a decrease in the valuation allowance against our deferred tax assets of $4 million during the first quarter of 2013. Approximately $3 million of the decrease related to the realizability of our deferred tax assets; therefore, we recorded a related $3 million income tax benefit in our consolidated statement of operations. The other $1 million of the decrease resulted from a reduction in the gross value of our deferred tax assets and, as a result, we recorded a corresponding reduction in the valuation allowance, resulting in no net impact to our consolidated statement of operations. In the second quarter of 2013, we recorded an additional decrease in the valuation allowance of $16 million. The decrease resulted from a reduction in the gross value of our deferred tax assets and, as a result, there was no net impact to our consolidated statement of operations. In the third quarter of 2013, we recorded an additional decrease in the valuation allowance of $13 million. The decrease resulted from a reduction in the gross value of our deferred tax assets and, as a result, there was no net impact to our consolidated statement of operations. The decreases in the valuation allowance in 2013 resulted in a deferred tax asset valuation allowance of $1.092 billion as of September 30, 2013.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 3.28% for September 2013. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of September 30, 2013, our annual U.S. federal NOL utilization would have been limited to approximately $102 million per year. See Note 15 for a description of our recent actions to protect these NOL carryforwards.

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

As of September 30, 2013, we have an accrual of $6 million for our estimated cost of resolving all Chinese wallboard property damage claims pending against us and expected to be asserted in the future, and, based on the terms of our settlement with Knauf, we have a related receivable of $2 million recorded as an offset to the accrual. Our accrual does not take into account litigation costs, which are expensed as incurred, or any set-off for potential insurance recoveries. Based on the information available to us to date regarding the number and type of pending claims, estimates of likely future claims, and the estimated costs of resolving those claims, we believe that we have appropriately accrued for our exposure related to the Chinese wallboard claims, and we believe that these claims and other similar claims that might be asserted will not have a material effect on our results of operations, financial position or cash flows.
WALLBOARD PRICING CLASS ACTION LAWSUITS
Beginning December 2012, USG Corporation and United States Gypsum Company were named as defendants in putative class action lawsuits alleging that since at least September 2011, U.S. wallboard manufacturers conspired to fix and raise the price of gypsum wallboard sold in the United States and to effectuate the alleged conspiracy by ending the practice of providing job quotes on wallboard. These lawsuits are consolidated for pretrial proceedings in multi-district litigation in the United States District Court for the Eastern District of Pennsylvania, under the title In re: Domestic Drywall Antitrust Litigation, MDL No. 2437. Two consolidated complaints have been filed. One group of plaintiffs purports to represent a class of entities that purchased gypsum wallboard in the United States directly from any of the defendants or their affiliates from January 1, 2012 to the present. On behalf of this alleged direct purchaser class, the plaintiffs seek unspecified monetary damages, tripled under the antitrust laws, as well as pre-judgment interest, post-judgment interest and attorneys' fees. The second group of plaintiffs purports to bring their claims and seek damages on behalf of indirect purchasers of gypsum wallboard. These indirect purchaser plaintiffs seek to certify a separate class of persons or entities who from January 1, 2012 through the present indirectly purchased wallboard in the United States from the defendants or their affiliates for end use and not for resale. Recently, similar lawsuits were filed in Quebec and Ontario courts on behalf of purchasers of wallboard in Canada. These Canadian lawsuits also name as a defendant CGC Inc., a wholly owned subsidiary of USG Corporation, as well as other Canadian and U.S. wallboard manufacturers. These wallboard pricing class action lawsuits are still in a preliminary stage. However, based on the information known to us, we believe these lawsuits will not have a material effect on our results of operations, financial position or cash flows.
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of September 30, 2013, we have an accrual of $18 million for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our results of operations, financial position or cash flows.
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

19.	Subsequent Event
On October 16, 2013, we and certain of our subsidiaries entered into two share sale and subscription agreements with Boral Limited ("Boral") and certain of its subsidiaries. Pursuant to the subscription agreements and a shareholders agreement that we expect to enter into upon the consummation of the subscription agreements, USG and Boral plan to establish a joint venture (the “USG Boral Joint Venture”) to manufacture, distribute and sell certain building products, mine raw gypsum and sell natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the "Territory"). The products that USG and Boral expect to manufacture and distribute through the USG Boral Joint Venture include products for wall, ceiling, floor lining and exterior systems that utilize gypsum, wallboard, mineral fiber ceiling tiles, steel grid and studs, joint compound and other products.
Under the terms of the subscription agreements, we will acquire through our subsidiaries 50% of the equity interest of each of Boral Gypsum Asia Sdn Bhd (the “Boral Asia Business”) and Boral Australian Gypsum Limited (the “Boral Australia Business” and together with the Boral Asia Business, the “Boral Business”), and Boral will hold through its subsidiaries the remaining 50% of the Boral Business.
We expect to fund our investment in the USG Boral Joint Venture through a $500 million cash payment to Boral, the contribution to the USG Boral Joint Venture of certain USG businesses, including our subsidiaries and joint venture investments in China, Singapore, India, Malaysia, New Zealand, Australia and the Middle East, including our joint ventures in Oman, and the grant to the USG Boral Joint Venture of a license to use certain USG intellectual property rights in the Territory. In the event certain performance targets are satisfied by the USG Boral Joint Venture, we will also pay Boral scheduled earnout payments in an aggregate amount up to $75 million.
We intend to fund the cash portion of our investment in the USG Boral Joint Venture with up to $150 million of cash on hand and $350 million of long term debt. In addition, on October 16, 2013, we entered into a bridge commitment letter (the “Bridge Commitment Letter”) with Goldman Sachs Lending Partners LLC and JPMorgan Chase Bank, N.A. (collectively, the “Bridge Commitment Lenders”) and J.P. Morgan Securities LLC, pursuant to which the Bridge Commitment Lenders have committed to provide, in the event necessary, unsecured senior increasing rate bridge loans in an aggregate principal amount of $350 million on the terms and subject to the conditions set forth in the Bridge Commitment Letter. The obligation of the Bridge Commitment Lenders to provide any debt financing under the Bridge Commitment Letter is subject to certain customary conditions. The final termination date for the Bridge Commitment Letter is February 17, 2014. We will not draw any bridge loans under the facility contemplated by the Bridge Commitment Letter if we secure a sufficient amount of long-term debt financing necessary to fund the cash portion of the investment from other sources.
Our investment in the USG Boral Joint Venture will be accounted for as an equity method investment and initially measured at cost. Our existing wholly owned subsidiaries and consolidated variable interest entities that will be contributed into the joint venture will be deconsolidated and any retained investment in those entities will be measured at fair value.
We currently expect to close on the USG Boral Joint Venture transaction in the first quarter of 2014, with a targeted closing date of January 31, 2014. The closing of the USG Boral Joint Venture transaction is subject to certain conditions precedent, including, among other things, receipt of necessary regulatory approvals and third party consents.

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
Overview
SEGMENTS
We are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first nine months of 2013

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
Geographic Information: For the first nine months of 2013, approximately 80% of our net sales were attributable to the United States, Canada accounted for approximately 11% of our net sales and other foreign countries accounted for the remaining 9%.

RECENT DEVELOPMENTS
On October 16, 2013, we and certain of our subsidiaries entered into two share sale and subscription agreements (the “Subscription Agreements”) with Boral Limited (“Boral”) and certain of its subsidiaries. Pursuant to the Subscription Agreements and a shareholders agreement (the "Shareholders Agreement") that we expect to enter into upon the consummation of the Subscription Agreements, we and Boral plan to establish a joint venture (the “USG Boral Joint Venture”) to manufacture, distribute and sell certain building products, mine raw gypsum and sell natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the “Territory”). The products that USG and Boral expect to manufacture and distribute through the USG Boral Joint Venture include products for wall, ceiling, floor lining and exterior systems that utilize gypsum, wallboard, mineral fiber ceiling tiles, steel grid and studs, joint compound and other products.
The USG Boral Joint Venture would target the distribution of 50% of combined after tax profits to USG and Boral in proportion to their respective ownership interests; provided, however, that the USG Boral Joint Venture would not pay dividends if such payments are, among other things, restricted pursuant to the terms of any credit facilities maintained by the USG Boral Joint Venture, inconsistent with the then-applicable strategic plan, or illegal. It is anticipated that the balance of the combined after tax profits would be retained for reinvestment in the business of the USG Boral Joint Venture. If the USG Boral Joint Venture requires additional funding for its operations and has exhausted all other reasonable alternatives, the shareholders, by unanimous vote of those shareholders holding at least a 37.5% interest in the USG Boral Joint Venture, may approve a capital call, provided that generally no shareholder will be obligated to provide additional funding, and provided further that any shareholder that does not provide additional funding in response to an approved capital call may be subject to dilution.
We expect to fund our investment in the USG Boral Joint Venture through a $500 million cash payment to Boral, the contribution to the USG Boral Joint Venture of certain USG businesses located in the Territory (including our subsidiaries and joint venture investments in China, Singapore, India, Malaysia, New Zealand, Australia and the Middle East, including our joint ventures in Oman) and the grant to the USG Boral Joint Venture of a license to use certain USG intellectual property rights in the Territory. In the event certain performance targets are satisfied by the USG Boral Joint Venture, we will also pay Boral scheduled earnout payments in an aggregate amount up to $75 million. Boral will fund its investment in the USG Boral Joint Venture through the contribution of the Boral Business and the grant to the USG Boral Joint Venture of a license of certain Boral intellectual property rights.
We intend to fund the cash portion of our investment in the USG Boral Joint Venture with up to $150 million of cash on hand and $350 million of long term debt. In addition, on October 16, 2013, we entered into a bridge commitment letter (the “Bridge Commitment Letter”) with Goldman Sachs Lending Partners LLC and JPMorgan Chase Bank, N.A. (collectively, the “Bridge Commitment Lenders”) and J.P. Morgan Securities LLC, pursuant to which the Bridge Commitment Lenders have committed to provide, in the event necessary, unsecured senior increasing rate bridge loans in an aggregate principal amount of $350 million on the terms and subject to the conditions set forth in the Bridge Commitment Letter. The obligation of the Bridge Commitment Lenders to provide any debt financing under the Bridge Commitment Letter is subject to certain customary conditions and terminates on February 17, 2014. We will not draw any bridge loans under the facility contemplated by the Bridge Commitment Letter if we secure a sufficient amount of long-term debt financing necessary to fund the cash portion of the investment from other sources. If we are unable to secure sufficient long-term debt financing and draw bridge loans under the Bridge Commitment Letter, we will be required to obtain alternative financing or use a substantial portion of our cash on hand to fund our investment in the USG Boral Joint Venture, which could have an adverse effect on our liquidity and limit our ability to use our cash on hand for other purposes, including, without limitation, capital expenditures or the repayment of our indebtedness.
The USG Boral Joint Venture would be operated in accordance with the terms of the Shareholders Agreement. As an ongoing operation, it is intended that the USG Boral Joint Venture will be funded from its net cash flow from operations and third-party financing.
We currently expect to close on the USG Boral Joint Venture transaction in the first quarter of 2014, with a targeted closing date of January 31, 2014. The closing of the USG Boral Joint Venture transaction is subject to certain customary conditions precedent, including, among other things, receipt of necessary regulatory approvals and third party consents.

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
For the new residential construction market, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows the start of construction by one to two months. In August 2013, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau to have increased to 891,000 compared to 883,000 units reported for July 2013 and 835,000 units reported for June 2013. In comparison, the August 2012 seasonally-adjusted annualized rate of housing starts was 750,000 units. Industry analysts believe that the level of new home construction will increase as the recovery in new residential construction continues, although the recovery over the next few years may be uneven and modest, and that over the longer term housing starts will begin to approach historical averages. However, the rate of recovery still remains uncertain and will depend on broader economic issues such as employment, foreclosures, house price trends, availability of mortgage financing, interest rates, income tax policy and consumer confidence. Industry analysts’ forecasts for housing starts in the United States in 2013 are for a range of from 860,000 to 1,010,000 units. We currently estimate that 2013 housing starts in the U.S. will be around the middle of that range.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to McGraw-Hill Construction's most recent construction market forecast, total floor space for which new nonresidential construction contracts were signed in the United States increased 9% in 2012 compared with 2011. This followed a 3% increase in 2011 compared with 2010 and a 12% decrease in 2010 compared with 2009. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 5% in 2013 from the 2012 level. McGraw-Hill's forecast includes several building types which do not generate significant demand for our products; therefore, we anticipate new nonresidential construction growth in our business sectors in 2013 compared to 2012 will be in the low single digits.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to approximately 4.66 million units in 2012, the highest level in five years, reflecting a 9.4% increase from the 2011 level of 4.26 million units. The seasonally adjusted annual rate of existing home sales was 5.29 million units in September 2013. This was 1.9% lower than the August 2013 rate of 5.39 million units, but 10.7% higher than the September 2012 rate of 4.78 million units. The generally rising levels of existing home sales and home resale values in 2012, and continuing into 2013, have contributed to an increase in demand for our products from the residential repair and remodel market. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We currently estimate that overall repair and remodel spending in 2013 will be approximately 7% above the 2012 level. However, the recovery in the repair and remodel market also depends on broader economic issues such as employment, foreclosures, house price trends, availability of financing, interest rates and consumer confidence.
We expect improvement over the next twelve months in the construction industries in our largest international markets, primarily Canada and Mexico. Emerging markets, including those that will be included in the USG Boral Joint Venture, as discussed above under Recent Developments, provide opportunities for our operations to serve the increased demand for products in these regions, although the rate of growth in certain emerging markets has slowed.
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

Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 15.0 billion square feet in the first nine months of 2013, up approximately 7% compared with 14.0 billion square feet in the first nine months of 2012. We estimate that industry shipments in the United States for all of 2013 will be approximately 20.5 billion square feet, up approximately 6% from 19.3 billion square feet in 2012.
U.S. Gypsum shipped 3.76 billion square feet of SHEETROCK® brand gypsum wallboard in the first nine months of 2013, a 7% increase from 3.50 billion square feet in the first nine months of 2012. U.S. Gypsum’s share of the gypsum board market in the United States (which includes for comparability its shipments of SHEETROCK® brand gypsum wallboard, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing), based on industry shipments as reported by the Gypsum Association, was approximately 26% in the third quarter of 2013 and 27% in the first nine months of 2013, compared to 25% in the third quarter of 2012, 26% in the first nine months of 2012, and 26% in the second quarter of 2013.
There is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 32.7 billion square feet as of January 1, 2013. We estimate that the industry capacity utilization rate was approximately 61% during the first nine months of 2013 compared to 57% during the first nine months of 2012, and 63% in the fourth quarter of 2012. We project that the industry capacity utilization rate will remain at approximately its current level for the balance of 2013. Despite our realization of improvement in our average wallboard selling price, we could experience pressure on gypsum wallboard selling prices and our gross margins at such low levels of capacity utilization. We plan to increase our U.S. wallboard price effective January 1, 2014 and to advise our customers of their increased price later this year. That increased price will be effective for all of 2014.

Consolidated Results of Operations

(dollars in millions, except per-share data)	2013	2012	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended September 30:
Net sales	$925	$828	$97	12%
Cost of products sold	770	722	(48)	(7)%
Gross profit	155	106	49	46%
Selling and administrative expenses	80	74	(6)	(8)%
Restructuring and long-lived asset impairment charges	—	3	3	100%
Operating profit	75	29	46	159%
Interest expense	51	50	(1)	(2)%
Interest income	(1)	(1)	—	—%
Other income, net	(1)	(1)	—	—%
Income (loss) from continuing operations before income taxes	26	(19)	45	*
Income tax expense	2	11	9	82%
Income (loss) from continuing operations	24	(30)	54	*
(Loss) income from discontinued operations, net of tax	(1)	1	(2)	*
Net income (loss)	$23	$(29)	$52	*
Diluted earnings (loss) per share	$0.21	$(0.28)	$0.49	*

Nine months ended September 30:
Net sales	$2,655	$2,409	$246	10%
Cost of products sold	2,225	2,099	(126)	(6)%
Gross profit	430	310	120	39%
Selling and administrative expenses	229	224	(5)	(2)%
Restructuring and long-lived asset impairment charges	3	5	2	40%
Operating profit	198	81	117	144%
Interest expense	151	154	3	2%
Interest income	(3)	(3)	—	—%
Loss on extinguishment of debt	—	41	41	100%
Other income, net	(2)	(2)	—	—%
Income (loss) from continuing operations before income taxes	52	(109)	161	148%
Income tax expense	1	9	8	(89)%
Income (loss) from continuing operations	51	(118)	169	*
(Loss) income from discontinued operations, net of tax	(1)	5	(6)	*
Net income (loss)	$50	$(113)	$163	*
Diluted earnings (loss) per share	$0.46	$(1.07)	$1.53	*

*not meaningful
NET SALES
Consolidated net sales in the third quarter of 2013 increased $97 million, or 12%, compared with the third quarter of 2012, reflecting higher sales for all of our segments. Net sales increased 16%, 3% and 10% for our North American Gypsum, Worldwide Ceilings and Building Products Distribution segments, respectively. The higher levels of net sales for all of our segments primarily reflected higher selling prices, and, to a lesser extent, higher sales volumes for our North American Gypsum and Building Products Distribution segments.
Consolidated net sales for the first nine months of 2013 increased $246 million, or 10%, compared with the first nine months of 2012, also reflecting higher sales for all of our segments. Net sales increased 14%, 3% and 8% for our North American Gypsum, Worldwide Ceilings and Building Products Distribution segments, respectively. The higher levels of net sales for all of our segments primarily reflected higher selling prices and, for our North American Gypsum and Building Products Distribution segments, higher sales volumes.

GROSS PROFIT
Gross profit for the third quarter of 2013 increased $49 million, or 46%, compared with the third quarter of 2012. Gross profit as a percentage of net sales was 16.8% for the third quarter of 2013 compared with 12.8% for the third quarter of 2012. This gross profit improvement was primarily attributable to the higher selling prices and increased volume for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard.
Gross profit for the first nine months of 2013 increased $120 million, or 39%, compared with the first nine months of 2012. Gross profit as a percentage of net sales was 16.2% for the first nine months of 2013 compared with 12.9% for the first nine months of 2012. This gross profit improvement was primarily attributable to the higher selling prices and increased volume for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $80 million in the third quarter of 2013 up from $74 million in the third quarter of 2012. The higher level of selling and administrative expenses in 2013 primarily reflected an increase in employee compensation and benefits, marketing expenses and information technology costs. As a percentage of net sales, selling and administrative expenses were 8.6% for the third quarter of 2013, compared to 8.9% for the third quarter of 2012, primarily driven by the benefit of higher net sales partially offset by the increased expenses described above.
Selling and administrative expenses totaled $229 million in the first nine months of 2013 compared to $224 million in the first nine months of 2012. The higher level of selling and administrative expenses in 2013 primarily reflected higher employee compensation and benefits, marketing expenses, information technology costs, and travel. These increases were partially offset by lower incentive compensation expense. As a percentage of net sales, selling and administrative expenses were 8.6% for the first nine months of 2013, compared to 9.3% for the first nine months of 2012, primarily driven by the benefit of higher net sales.
INTEREST EXPENSE
Interest expense was $51 million in the third quarter of 2013, up $1 million, or 2%, from the third quarter of 2012. Interest expense was $151 million in the first nine months of 2013, down $3 million, or 2%, from the first nine months of 2012. The decrease for the year-to-date period primarily reflects the favorable impact of our second quarter 2012 refinancing that included the issuance of 7.875% senior notes due 2020, the proceeds of which were used to fund a portion of the repurchase of our 9.75% senior notes due 2014.
INCOME TAX EXPENSE
Income tax expense was $2 million in the third quarter of 2013 compared to $11 million in the third quarter of 2012. Our effective tax rate was 7.7% in the third quarter of 2013 compared to a negative effective tax rate of 57.9% in the third quarter of 2012. Income tax expense in the current quarter reflects income taxes for certain foreign, state and local jurisdictions. Since recording a valuation allowance against our federal and most of our state deferred tax assets in 2009, we do not record a tax expense or benefit from our income or losses in most domestic jurisdictions.
Income tax expense in the third quarter of 2012 also included income taxes for certain foreign, state and local jurisdictions. In addition, it included the reversal of a $4 million noncash income tax benefit originally recorded in the second quarter of 2012, resulting from the requirement to consider all items (including items recorded in accumulated other comprehensive income) in determining the amount of income tax expense (benefit) that results from a loss from continuing operations.
Income tax expense was $1 million in the first nine months of 2013 compared to $9 million in the first nine months of 2012. Our effective tax rate for the first nine months of 2013 was 1.9% as we recorded expense of $1 million on pre-tax income of $52 million. Income tax expense for certain foreign, state and local jurisdictions was partially offset by an income tax benefit of $3 million recorded in the first quarter of 2013, which primarily related to the release of the valuation allowance against a portion of our alternative minimum tax, or AMT, credits. This change in the realizability of those credits was due to the enactment of the American Taxpayer Relief Act of 2012.
Income tax expense of $9 million for the first nine months of 2012, which equated to a negative effective tax rate of 8.3%, primarily reflected income tax expense for certain foreign, state and local jurisdictions.

Segment Results of Operations
NORTH AMERICAN GYPSUM
Net sales and operating profit (loss) for the businesses comprising our North American Gypsum segment were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2013(a)	2012(b)	$	%	2013(a)	2012(b)	$	%
Net Sales:
U. S. Gypsum	$455	$382	$73	19%	$1,303	$1,131	$172	15%
CGC (gypsum)	90	81	9	11%	258	248	10	4%
USG Mexico	44	42	2	5%	132	122	10	8%
Other (c)	19	20	(1)	(5)%	56	39	17	44%
Eliminations	(31)	(29)	(2)	(7)%	(90)	(85)	(5)	(6)%
Total	$577	$496	$81	16%	$1,659	$1,455	$204	14%

Operating Profit (Loss):
U. S. Gypsum	$67	$22	$45	205%	$165	$77	$88	114%
CGC (gypsum)	5	3	2	67%	11	8	3	38%
USG Mexico	5	6	(1)	(17)%	16	15	1	7%
Other (c)	(1)	5	(6)	*	(2)	(1)	(1)	(100)%
Eliminations	—	(1)	1	*	(1)	(1)	—	—%
Total	$76	$35	$41	117%	$189	$98	$91	93%

*not meaningful

(a)	Operating profit for 2013 included restructuring charges of $1 million and $3 million for the third quarter and first nine months, respectively. These charges related to U.S. Gypsum.

(b)	Operating profit for 2012 included restructuring charges of $1 million and $4 million for the third quarter and first nine months, respectively. These charges related to U.S. Gypsum.

(c)	Includes our mining operation in Little Narrows, Nova Scotia, Canada and our shipping company.
U.S. Gypsum: Net sales in the third quarter of 2013 were $455 million, up $73 million, or 19%, compared with the third quarter of 2012. Net sales of SHEETROCK® brand gypsum wallboard increased $53 million, or 33%, reflecting a 17% increase in average gypsum wallboard selling prices, which favorably affected sales by $30 million, and a 14% increase in gypsum wallboard shipments, which increased sales by $23 million. Net sales of products other than SHEETROCK® brand gypsum wallboard, including freight, were $244 million in the third quarter of 2013, a 9% increase compared to the third quarter of 2012. Net sales of SHEETROCK® brand joint compound increased $6 million due to a 7% increase in volume and a 1% increase in average selling prices. Net sales of DUROCK® brand cement board were essentially flat compared to the prior year period. Net sales of FIBEROCK® brand gypsum fiber panels increased $1 million driven by a 15% increase in volume. Net sales of other products increased an aggregate of $6 million and outbound freight increased $7 million compared with the third quarter of 2012.
Operating profit of $67 million was recorded in the third quarter of 2013 compared with $22 million in the third quarter of 2012. The $45 million increase reflected gross profit improvements of $39 million for SHEETROCK® brand gypsum wallboard, of which $32 million was due to a higher gross margin and $7 million was due to increased shipments. The higher wallboard gross margin was primarily attributable to higher selling prices, increased sales of higher margin SHEETROCK® brand UltraLight Panel products, and, to a lesser extent, lower per unit manufacturing costs.
The increase in operating profit also reflected an increase of $1 million of gross profit for SHEETROCK® brand joint compound resulting from higher volume and selling prices partially offset by higher per unit manufacturing costs. The improvement also included an increase in gross profit for other products of $3 million and an increase in gross profit of $4 million due to adjustments to asset retirement obligations in the current quarter compared to the prior quarter. Gross profit for DUROCK® brand cement board and FIBEROCK® brand gypsum fiber panels were essentially unchanged from the prior year quarter. The gross profit improvements were partially offset by a $2 million increase in miscellaneous costs.

U.S. Gypsum’s shipments of gypsum wallboard increased in the third quarter of 2013 compared to the third quarter of 2012 primarily due to stronger market conditions, including increased demand from independent specialty dealers. U.S. Gypsum shipped 1.37 billion square feet of SHEETROCK® brand gypsum wallboard in the third quarter of 2013, a 14% increase from 1.20 billion square feet in the third quarter of 2012. SHEETROCK® Brand UltraLight Panels accounted for 58% of all of U.S. Gypsum’s wallboard shipments during the third quarter of 2013, compared to 47% in the third quarter of 2012 and 52% in the second quarter of 2013. We estimate that capacity utilization rates were approximately 66% for the industry and 58% for U.S. Gypsum during the third quarter of 2013.
Our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $154.04 per thousand square feet in the third quarter of 2013, up 17% from $131.97 in the third quarter of 2012 and essentially flat compared to $153.77 in the second quarter of 2013. Despite our realization of improvement in our average wallboard selling price, we could experience pressure on gypsum wallboard selling prices and our gross margins particularly if capacity utilization rates do not improve. We plan to increase our U.S. wallboard price effective January 1, 2014 and to advise our customers of their increased price later this year. That increased price will be effective for all of 2014.
Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were 2% lower in the third quarter of 2013 compared with the third quarter of 2012 reflecting the favorable impact from higher volumes to per unit fixed costs and a per unit cost decrease of 4% for energy, partially offset by a per unit cost increase of 1% for raw materials.
CGC (gypsum): Net sales in the third quarter of 2013 were $90 million, an increase of $9 million, or 11%, compared to the third quarter of 2012. Net sales of SHEETROCK® brand gypsum wallboard increased $6 million primarily due to a 13% increase in average selling prices and a 1% increase in sales volume. Net sales of joint treatment products increased by $3 million, net sales for other non-wallboard products increased by $1 million and outbound freight increased $1 million compared to the prior year quarter. These increases were partially offset by a $2 million unfavorable impact of currency translation. Operating profit in the third quarter of 2013 was $5 million, compared to $3 million for the third quarter of 2012. The improvement was primarily driven by a gross profit increase of $3 million for gypsum wallboard, due to higher selling prices partially offset by an increase in per unit manufacturing costs, and a $1 million gross profit increase for joint treatment products. These increases were partially offset by a $2 million increase in miscellaneous costs.
USG Mexico: Net sales for our Mexico-based subsidiary were $44 million in the third quarter of 2013, an increase of 5% from the third quarter of 2012. Net sales for gypsum wallboard, joint treatment products, DUROCK® brand cement board and drywall steel products were essentially unchanged from the third quarter of 2012. The improvement in net sales primarily reflected an increase in net sales of $1 million for other products and an increase of $1 million from the impact of currency translation. Operating profit was $5 million in the third quarter of 2013, a decrease of $1 million from the third quarter of 2012, primarily reflecting gross profit decreases for joint treatment products and DUROCK® brand cement board.
Other: Other includes our mining operation in Little Narrows, Nova Scotia, Canada, and our shipping company. Total net sales for these operations for the third quarter of 2013 were $19 million, compared to $20 million in the third quarter of 2012. The decrease was primarily related to lower revenue from our mining operation in Little Narrows partially offset by higher revenue from our shipping company driven by an increase in volumes shipped. Operating loss was $1 million in the third quarter of 2013 compared to operating income of $5 million in the third quarter of 2012. The lower operating results primarily reflected lower operating profit for our shipping company, due to timing of shipments in the second half of the year, and, to a lesser extent, a decline in operating profit for our mining operation.

WORLDWIDE CEILINGS
Net sales and operating profit for the businesses comprising our Worldwide Ceilings segment were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2013	2012	$	%	2013	2012 (b)	$	%
Net Sales:
USG Interiors	$119	$121	$(2)	(2)%	$354	$353	$1	—%
USG International (a)	36	32	4	13%	106	95	11	12%
CGC (ceilings)	15	15	—	—%	47	49	(2)	(4)%
Eliminations	(11)	(13)	2	15%	(36)	(38)	2	5%
Total	$159	$155	$4	3%	$471	$459	$12	3%

Operating Profit:
USG Interiors	$20	$21	$(1)	(5)%	$65	$61	$4	7%
USG International (a)	(1)	1	(2)	*	1	—	1	*
CGC (ceilings)	3	2	1	50%	9	8	1	13%
Total	$22	$24	$(2)	(8)%	$75	$69	$6	9%

*not meaningful
(a) As discussed in Note 2 to our consolidated financial statements, the European business operations sold in 2012 are classified as discontinued operations; therefore, the table above and discussion below exclude the results of the European operations previously included in USG International.
(b) Operating profit for the nine months ended September 30, 2012 included restructuring and long-lived asset impairment charges of $1 million related to USG Interiors.

USG Interiors: Net sales for our domestic ceilings business in the third quarter of 2013 were $119 million, a decrease of $2 million, or 2%, from the third quarter of 2012. Net sales of ceiling grid decreased $1 million compared to the third quarter of 2012 reflecting a 5% decrease in volume partially offset by a 3% increase in selling prices. Net sales of ceiling tile also decreased by approximately $1 million, reflecting a 6% decrease in volume, which decreased sales by $4 million, partially offset by a 6% increase in selling prices, which favorably impacted sales by approximately $3 million.
Operating profit was $20 million for the third quarter of 2013, a decrease of $1 million from the third quarter of 2012, which primarily reflected the net impact of environmental charges accrued in the third quarter of 2013 of $3 million, partially offset by higher gross profit for both ceiling grid and tile. Gross profit for ceiling grid increased $2 million due to an improved gross margin reflecting higher selling prices and lower per unit manufacturing costs. This improvement was partially offset by a decrease in ceiling grid volume, which decreased gross profit by $1 million. Higher gross margin for ceiling tile contributed $2 million to ceiling tile gross profit, reflecting higher selling prices, partially offset by higher per unit manufacturing costs. The higher per unit manufacturing costs were primarily due to the impact on fixed costs from lower volume. Ceiling tile gross profit was also impacted by a decrease in ceiling tile volume, which decreased gross profit by $1 million.
USG International:  Net sales for USG International were $36 million in the third quarter of 2013, up $4 million compared to the third quarter of 2012 primarily reflecting increased sales of gypsum wallboard in India, and increased sales of gypsum products, ceiling tile and grid in the Asia-Pacific region. Operating loss of $1 million in the third quarter of 2013 decreased $2 million compared to operating income of $1 million in the third quarter of 2012 due primarily to an increase in overhead and miscellaneous costs associated with our joint ventures in Oman.
CGC (ceilings):  Net sales of $15 million for the third quarter of 2013 were flat compared to the third quarter of 2012. Operating profit of $3 million increased $1 million compared to the third quarter of 2012, reflecting a decrease in miscellaneous costs and an increase in gross profit for specialty ceilings.

BUILDING PRODUCTS DISTRIBUTION
Net sales and operating profit (loss) for our Building Products Distribution segment, which consists of L&W Supply, were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2013(a)	2012(b)	$	%	2013(a)	2012(b)	$	%
Net sales	$331	$300	$31	10%	$931	$863	$68	8%
Operating profit (loss)	3	(10)	13	*	2	(23)	25	*

*not meaningful
(a) Operating profit for the three months and nine months of 2013 include a $1 million reversal of restructuring charges.
(b) The operating loss for the third quarter of 2012 included restructuring and asset impairment charges of $2 million related to the closure of 12 distribution branches during the third quarter of 2012. Restructuring charges for the nine months ended September 30, 2012 were zero as the third quarter charges offset a $2 million reversal of restructuring charges earlier in the year.
L&W Supply’s net sales in the third quarter of 2013 were $331 million, up $31 million or 10%, compared with the third quarter of 2012. Same store net sales for the third quarter of 2013 were up 14% compared with the third quarter of 2012. Net sales of gypsum wallboard increased $21 million, or 23%, reflecting 16% higher average gypsum wallboard selling prices, which favorably affected sales by $16 million, and a 5% increase in gypsum wallboard volume, which favorably affected sales by $5 million. Net sales for construction metal products were unchanged and net sales for ceiling products declined $1 million. Net sales of all other products increased $11 million, or 14%.
Operating profit of $3 million was earned in the third quarter of 2013 compared with an operating loss of $10 million in the third quarter of 2012. The $13 million improvement in operating results was attributable to (a) increased gross profit of $7 million for gypsum wallboard and $1 million for other non-wallboard products, (b) a decrease of $2 million in operating expenses, and (c) a $3 million decrease in restructuring expense compared to the prior year period. The gross profit improvement for gypsum wallboard reflected a 18% increase in gross margin and, to a lesser extent, the favorable impact of rebates.
L&W Supply continued to serve its customers from 142 distribution branches in the United States as of September 30, 2013.
CORPORATE
The operating loss for Corporate increased to $25 million in the third quarter of 2013 compared with $18 million in the third quarter of 2012 primarily due to increased compensation and benefits and higher expenses related to our long-term incentive plan driven by a change in vesting terms, which altered the timing of expense recognition from primarily in the first quarter, in 2012, to ratably over the year, in 2013.

Liquidity and Capital Resources
As of September 30, 2013, we had $590 million of cash and cash equivalents and marketable securities compared with $677 million as of December 31, 2012. Our total liquidity as of September 30, 2013 was $873 million, including $283 million of borrowing availability under our credit facilities in the United States, Canada and Oman.
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
Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds, and outstanding borrowings under our ship mortgage facility and our Oman joint ventures' credit facilities amounted to $2.315 billion ($2.331 billion in aggregate principal amount less $16 million of unamortized original issue discount) as of September 30, 2013 and $2.309 billion ($2.327 billion in aggregate principal amount less $18 million of unamortized original issue discount) as of December 31, 2012. As of September 30, 2013 and during the nine months then ended, there were no borrowings under our U.S. or Canadian revolving credit facilities and $7 million of borrowings outstanding under the credit facilities of our joint ventures in Oman. See Note 7 to our consolidated financial statements for additional information about our debt.
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
The facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of September 30, 2013, our fixed charge coverage ratio was 0.97-to-1.0. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $52 million under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility were approximately $216 million.
The maximum amount available for borrowing under CGC’s credit facility is Can. $40 million, all of which is available for borrowing. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of September 30, 2013 was $38 million. The maximum amount available for borrowing under the credit facilities of our consolidated joint ventures in Oman is $36 million, of which $29 million was available for term loan borrowings as of September 30, 2013.
Our undistributed foreign earnings as of September 30, 2013 are considered permanently reinvested. The amount of cash and cash equivalents held by our foreign subsidiaries was $214 million as of September 30, 2013. Any repatriation of these funds to the U.S. would have an immaterial impact on our current tax rate due to our substantial net operating loss, or NOL, carryforwards and related valuation allowance.
Our $400 million aggregate principal amount of 10% convertible senior notes due 2018 are callable beginning December 1, 2013, subject to notice of redemption to the holders thereof of no less than 30 days and no more than 60 days. Accordingly, we currently may elect to redeem all or part of the convertible notes at stated redemption prices, plus accrued and unpaid interest. In lieu of redemption, holders may convert each $1,000 principal amount of the notes into shares of our common stock. The notes are initially convertible into 87.7193 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $11.40 per share, or a total of approximately 35.1 million shares. If we issue a notice of redemption of some or all of the 10% convertible senior notes due 2018, we believe based on recent trading prices of our common stock that the holders of such convertible notes currently would elect to convert their convertible notes called for redemption rather than receive the applicable redemption price.

CASH FLOWS
The following table presents a summary of our cash flows:

	Nine months ended September 30,
(millions)	2013	2012
Net cash provided by (used for):
Operating activities - Continuing operations	$12	$27
Investing activities - Continuing operations	(102)	77
Financing activities - Continuing operations	1	(40)
Discontinued operations	(1)	3
Effect of exchange rate changes on cash	(4)	5
Net (decrease) increase in cash and cash equivalents	$(94)	$72
Operating Activities: The increased use of cash for operating activities for the first nine months of 2013 compared to the first nine months of 2012 primarily reflected (a) $60 million of higher cash outflows for accounts payable and accrued expenses, which includes the payments for annual customer sales incentives and our management incentive programs during 2013, (b) $24 million of higher cash outflows for accounts receivable which primarily represents a greater increase in sales in September 2013 from December 2012 relative to the comparable prior year increase and (c) $36 million of higher cash outflows for pension and other postretirement benefits primarily driven by an increase in cash contributions made to our U.S. and foreign pension plans. All of these higher cash outflows were partially offset by a net favorable variation of $127 million driven by an increase in income from continuing operations and the adjustments to reconcile income from continuing operations to net cash.
As of September 30, 2013, working capital (current assets less current liabilities) amounted to $732 million, and the ratio of current assets to current liabilities was 2.23-to-1. As of December 31, 2012, working capital amounted to $776 million, and the ratio of current assets to current liabilities was 2.41-to-1.
Investing Activities: Net cash used in investing activities during the first nine months of 2013 was $102 million compared to net cash provided by investing activities of $77 million during the first nine months of 2012. The variation was primarily driven by (1) a net cash outflow in 2013 of $8 million from the purchases of marketable securities, net of sales or maturities, compared with a net cash inflow in 2012 of $154 million for sales or maturities of marketable securities, net of purchases, (2) $31 million of higher capital expenditures in 2013, and (3) $13 million of lower proceeds from asset dispositions, partially offset by a decrease of $15 million in restricted cash deposits and a decrease of $13 million in investments in and loans to joint ventures in the current year period compared to the prior year. Capital spending amounted to $72 million in the first nine months of 2013 compared with $41 million in the first nine months of 2012.
Approved capital expenditures for the replacement, modernization and expansion of operations totaled $312 million as of September 30, 2013 compared with $320 million as of December 31, 2012. Approved expenditures as of September 30, 2013 included $209 million for construction of a new, low-cost gypsum wallboard plant in Stockton, California. Commencement of construction of this facility has been delayed with the actual timing dependent on market conditions. Its cost will be reassessed when construction is considered ready to commence.
Financing Activities: The variation between the first nine months of 2013 and the first nine months of 2012 is primarily due to the net cash flow impact of our refinancing in April 2012.

LIQUIDITY OUTLOOK
In the first nine months of 2013, our investing cash outflows included $17 million for the acquisition of mining rights and $72 million of capital expenditures, of which $13 million was spent by our Oman consolidated joint ventures. In total for 2013, we plan to spend approximately $165 million on capital spending and investments in and loans to joint ventures. This amount includes $110 million of capital expenditures and an additional $55 million consisting of the capital spending made by our Oman consolidated subsidiaries, our acquisition of mining rights and our investments in and loans to joint ventures. We expect to fund these expenditures with cash from operations or cash on hand, and, if determined to be appropriate and they are available, borrowings under our revolving credit facilities and the credit facilities of our joint ventures in Oman. Interest payments, based on our outstanding debt as of September 30, 2013, are expected to decrease to approximately $194 million in 2013 compared with $200 million in 2012 due to a lower average level of debt outstanding and a reduced average interest rate on our debt.
As discussed above under Recent Developments, we intend to fund the cash portion of our investment in the USG Boral Joint Venture with up to $150 million of cash on hand and $350 million of long term debt or, if we are unable to secure a sufficient amount of long-term debt financing, $350 million of unsecured senior increasing rate bridge loans under the facility contemplated by the Bridge Commitment Letter.
As an ongoing operation, it is intended that the USG Boral Joint Venture will be funded solely from its net cash flow from operations and third-party financing.
We believe that cash on hand, including cash equivalents and marketable securities, cash available from future operations and our credit facilities, including, in the event necessary, the credit facility contemplated by the Bridge Commitment Letter, will provide sufficient liquidity to fund our operations for at least the next 12 months. Cash requirements include, among other things, capital expenditures, working capital needs, employee retirement plans funding, debt amortization and other contractual obligations.

Realization of Deferred Tax Asset
As of September 30, 2013, we had federal NOL carryforwards of approximately $2.079 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2033. In addition, as of that date, we had federal AMT credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period.
As of September 30, 2013, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $269 million, of which $1 million will expire in 2013. The remainder will expire if unused in years 2014 through 2033. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $2 million as of September 30, 2013, against which we have maintained a valuation allowance.
For the three months ended September 30, 2013, we decreased our valuation allowance by $13 million which resulted in a deferred tax asset valuation allowance of $1.092 billion as of September 30, 2013. Recording this allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
See Note 17 to the consolidated financial statements for additional information regarding income tax matters.
Legal Contingencies
We are named as defendants in litigation arising from our operations, including claims and lawsuits arising from the operation of our vehicles and claims arising from product warranties, workplace or job site injuries, and general commercial disputes. This litigation includes multiple lawsuits, including class actions, relating to Chinese-manufactured drywall distributed by L&W Supply in the southeastern United States in 2006 and 2007. In addition, USG Corporation, United States Gypsum Company, and CGC Inc. have been named as defendants in class action lawsuits alleging that North American wallboard manufacturers conspired to fix the price of wallboard sold in the United States and Canada.
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

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the Securities and Exchange Commission on February 15, 2013, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2013.
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

•	capital markets conditions and the availability of borrowings under our credit agreement or other financings;

•	our substantial indebtedness and our ability to incur substantial additional indebtedness;

•	competitive conditions, such as price, service and product competition;

•	shortages in raw materials;

•	changes in raw material and energy costs;

•	volatility in the assumptions used to determine the funded status of our pension plans;

•	the loss of one or more major customers and our customers’ ability to meet their financial obligations to us;

•	capacity utilization rates for us and the industry;

•	our ability to expand into new geographic markets and the stability of such markets;

•
our ability to successfully enter into and operate the USG Boral Joint Venture, including risks that our joint venture partner, Boral, may not fulfill its obligations as an investor or may take actions that are inconsistent with our objectives;

•	our ability to protect our intellectual property and other proprietary rights;

•	changes in laws or regulations, including environmental and safety regulations;

•	the satisfactory performance of certain business functions by third party service providers;

•	our ability to achieve anticipated savings from cost reduction programs;

•	the outcome in contested litigation matters;

•	the effects of acts of terrorism or war upon domestic and international economies and financial markets; and

•	acts of God.
We assume no obligation to update any forward-looking information contained in this report.
Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the "Risk Factors" in our most recent Annual Report on Form 10-K and in Part II, "Item 1A-Risk Factors" included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use derivative instruments to manage certain commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond two years. See Note 8 to the consolidated financial statements for additional information regarding our financial exposures.
COMMODITY PRICE RISK
We use natural gas swaps and options contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a significant portion of our anticipated purchases of natural gas for 2013 is hedged as well as a portion of our anticipated purchases for 2014. The aggregate notional amount of these hedge contracts in place as of September 30, 2013 was 14 million mmBTUs. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of these contracts was unrealized loss of $1 million as of September 30, 2013. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of September 30, 2013 was $4 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $57 million as of September 30, 2013, and they mature by December 31, 2014. The fair value of these contracts was an immaterial unrealized gain as of September 30, 2013.
A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of September 30, 2013 was $6 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of September 30, 2013, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates.  Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.
A sensitivity analysis was also prepared to estimate the potential change in fair value of our marketable securities portfolio assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in fair value of our marketable securities as of September 30, 2013 would be approximately $1 million.

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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 18 to the consolidated financial statements for additional information regarding legal proceedings.
ITEM 1A. RISK FACTORS
There is no material change in the information reported under "Part I-Item 1A-Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 with the exception of the following:
Our substantial indebtedness may adversely affect our business, financial condition and operating results.
We have a substantial amount of indebtedness. As of December 31, 2012 and September 30, 2013, we had $2.3 billion and $2.3 billion of total debt, respectively. As of September 30, 2013, borrowings available under our senior credit facility were approximately $216 million. In connection with the USG Boral Joint Venture, we anticipate incurring an additional $350 million of indebtedness by either drawing unsecured senior increasing rate bridge loans pursuant to the Bridge Commitment Letter or incurring other long-term debt. Our substantial indebtedness may have material adverse effects on our business, financial condition and operating results, including to

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

Under the terms of our debt instruments, we are permitted to incur substantial additional indebtedness. If we incur additional indebtedness, the risks related to our substantial indebtedness may intensify.
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
Our senior secured credit facility allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of $400 million or a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. The maximum allowable borrowings may be increased at our request with the agreement of the lenders providing increased or new lending commitments, provided that the maximum allowable borrowings after giving effect to the increase may not exceed $600 million. Availability under the senior secured credit facility will increase or decrease depending on changes to the borrowing base over time. The senior secured credit facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the senior secured credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of September 30, 2013, our fixed charge coverage ratio was 0.97-to-1.0. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $52 million under the senior secured credit facility. As of September 30, 2013, borrowings available under the credit facility were approximately $216 million. As of and during the quarter ended September 30, 2013, there were no borrowings under this credit facility. There can be no assurance that we will be able to maintain sufficient borrowing base to support the letters of credit used in our business or to allow for borrowings under the senior secured credit facility in amounts necessary to meet our liquidity needs to the extent those needs exceed our available cash, cash equivalents and marketable securities.
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
In addition, we intend to fund the cash portion of our investment in the USG Boral Joint Venture in part with up to $150 million of cash on hand, which will decrease the amount of cash available to us. If we are unable to secure sufficient long-term debt financing or draw bridge loans under the Bridge Commitment Letter, we will be required to obtain alternative financing or use a substantial portion of our cash on hand to fund our investment in the USG Boral Joint Venture.
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
The USG Boral Joint Venture will be subject to restrictions on the payment of dividends and may become subject to further restrictions in the future.
The Shareholders Agreement relating to the USG Boral Joint Venture will provide that the USG Boral Joint Venture generally will target distribution of 50% of the combined after tax profit of the USG Boral Joint Venture to the shareholders of the joint venture in proportion to our respective shareholdings at the time of distribution, with the remaining 50% anticipated to be reinvested into the business of the USG Boral Joint Venture. Notwithstanding, the USG Boral Joint Venture may not pay dividends if such payments are, among other things, restricted pursuant to the terms of any credit facilities maintained by the USG Boral Joint Venture, inconsistent with the then-applicable strategic plan, or illegal. Certain subsidiaries to be contributed by Boral to the USG Boral Joint Venture currently maintain credit facilities that may limit their payment of dividends to the USG Boral Joint Venture. Moreover, the USG Boral Joint Venture may establish one or more credit or other financing facilities. These facilities may subject the USG Boral Joint Venture to restrictions, including, among other things, restrictions on the payment of dividends. Accordingly, we may not receive dividend payments from the USG Boral Joint Venture in the amounts that we currently anticipate or at all, which may adversely impact our ability to receive any economic benefit from the USG Boral Joint Venture.

We may be required to make payments in satisfaction of our guarantees under the Subscription and Shareholders Agreements or additional capital contributions.
We have provided unconditional and irrevocable guarantees of the obligations of our subsidiaries under the two share sale and Subscription Agreements and Shareholders Agreement (together, the “Joint Venture Agreements”) and have agreed to indemnify Boral and its subsidiaries for all losses, actions, proceedings and judgments resulting from any default or delay in performance by our subsidiaries thereunder. In addition, in certain circumstances, a capital call may be issued to the shareholders of the USG Boral Joint Venture in order to obtain additional funding for the joint venture’s operations. In the event the USG Boral Joint Venture is likely to suffer an insolvency event, we would be required to make an additional capital contribution to the joint venture. We are otherwise generally under no obligation to provide additional capital, however, if we do not and Boral does, Boral may receive additional shares in the USG Boral Joint Venture, thereby diluting our interest and impairing our rights under the Shareholders Agreement.
The source of funds for any such payments in connection with the USG Boral Joint Venture, whether in connection with our guarantee obligations or in response to a capital call, will be our available cash or cash generated from our subsidiaries’ operations or other potential sources, including borrowings, sales of assets or sales of equity. Any such payments may limit the funds available to us for other purposes, including, without limitation, capital expenditures or the repayment of our indebtedness.
The USG Boral Joint Venture may not be beneficial to us.
Our interest in the USG Boral Joint Venture is subject to a number of risks, including:

•	the failure to realize expected profitability, growth or accretion;

•	environmental or regulatory compliance matters or liabilities;

•	potential liabilities associated with failure to comply with the U.S. Foreign Corrupt Practices Act or similar anti-bribery laws and regulations;

•	the diversion of management’s attention from our existing businesses;

•	an increase in our interest expense and financial leverage resulting from the additional debt incurred to finance the USG Boral Joint Venture, which could offset any accretion from the transaction;

•	the incurrence of significant charges, such as asset devaluation or restructuring charges; and

•	the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate.

If these risks or other unanticipated liabilities were to materialize, any desired benefits of the USG Boral Joint Venture may not be fully realized, if at all, and our future financial performance and results of operations could be negatively impacted.
The USG Boral Joint Venture reduces our control over certain of our assets and could give rise to disputes with Boral that could adversely affect our financial performance and results of operations.
The USG Boral Joint Venture involves risks not otherwise present when we operate our business through wholly-owned entities. For example:

•
Certain major decisions with respect to the USG Boral Joint Venture require the majority or unanimous approval of the joint venture’s board or shareholders. Accordingly, we may not be able to obtain approval of certain matters that would be in our best interests.

•
A deadlock with respect to certain fundamental decisions may result in the triggering of a sale process of the USG Boral Joint Venture. In such a case, the terms of the sale may be less attractive than if we had held onto our investment.

•
The Shareholders Agreement limits our ability to transfer our interest in the USG Boral Joint Venture. As a result, we may be unable to sell our interest in the USG Boral Joint Venture when we would otherwise like.

•
If we or certain of our affiliates are subject to a change of control, or if certain other events of default under the Shareholders Agreement occur with respect to us, we may be required to sell our entire interest in the USG Boral Joint Venture at fair market value, as determined in accordance with the Shareholders Agreement, which may be substantially less than we would otherwise be willing to sell our interest in the USG Boral Joint Venture.

If these risks were to materialize, our future financial performance and results of operations could be negatively impacted.
We cannot guarantee the performance by Boral in connection with the USG Boral Joint Venture and may become subject to additional costs and expenses or involved in disputes with Boral.
The USG Boral Joint Venture involves risks that may not be present with other methods of ownership, including the possibility that our partner, Boral, may become insolvent, refuse to make additional capital contributions or fail to meet its obligations under the Joint Venture Agreements, which may result in certain liabilities to us for guarantees and other commitments. In addition, Boral may have economic or other business interests or goals that are or become inconsistent with our interests or goals, or we may become engaged in a dispute with Boral that could require us to spend additional resources to resolve such dispute and have an adverse impact on the operations and profitability of the USG Boral Joint Venture.
The USG Boral Joint Venture may increase the risk that we may be unable to adequately protect, and we may incur significant costs in defending, our intellectual property and other proprietary rights.
Our success depends, in part, upon our intellectual property rights. We rely on a combination of contractual rights, copyright, trademark and trade secret laws to establish and protect our intellectual property. We also maintain patents for certain of our technologies. We customarily require our employees and independent contractors to execute confidentiality agreements or otherwise to agree to keep our proprietary information confidential when their relationship with us begins. In addition, we will enter into certain contractual intellectual property protections in connection with the licensure and use of our intellectual property by the USG Boral Joint Venture.
Despite our efforts, the steps we have taken to protect our intellectual property may be inadequate. Existing trade secret, patent, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. In addition, others may develop substantially equivalent or superseding proprietary technology, or competitors may offer similar competing products, thereby substantially reducing the value of our proprietary rights.
Moreover, the laws of some foreign countries in which our products are or may be manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States. This risk may be heightened in connection with our investment in the USG Boral Joint Venture, which will result in the use of our intellectual property in additional foreign jurisdictions, some of which lack robust or accessible intellectual property protection enforcement mechanisms.
From time to time, litigation may be necessary to defend and enforce our proprietary rights. As a result, we could incur substantial costs and divert management resources, which could harm our business, regardless of the final outcome. Despite our efforts to safeguard and maintain our intellectual property rights, both in the United States and abroad, we may be unsuccessful in doing so, which could materially and adversely affect our business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, two of our non-employee directors deferred their quarterly retainer for service as a director that was payable on September 30, 2013 into a total of approximately 1,635 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.
ITEM 6. EXHIBITS

2.1
Share Sale and Subscription Agreement, dated as of October 17, 2013, by and among USG Corporation, USG Netherlands Global Holdings B.V., Boral Limited, Boral International Pty Limited, and Boral Gypsum Asia Sdn Bhd (incorporated by reference to Exhibit 2.1 to USG Corporation's Current Report on Form 8-K dated October 16, 2013)

2.2
Share Sale and Subscription Agreement, dated as of October 17, 2013, by and among USG Corporation, USG Foreign Investments, Ltd., USG Netherlands Global Holdings B.V., Boral Limited, Boral Building Materials Pty Limited, and Boral Australian Gypsum Limited (incorporated by reference to Exhibit 2.2 to USG Corporation's Current Report on Form 8-K dated October 16, 2013)

10.1	Form of Shareholders Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation's Current Report on Form 8-K dated October 16, 2013)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the three months and nine months ended September 30, 2013 and 2012, (2) the consolidated statements of comprehensive income (loss) for the three months and nine months ended September 30, 2013 and 2012, (3) the consolidated balance sheets as of September 30, 2013 and December 31, 2012, (4) the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USG CORPORATION
	By	/s/ James S. Metcalf
James S. Metcalf,
Chairman, President and Chief Executive Officer

	By	/s/ Matthew F. Hilzinger
Matthew F. Hilzinger,
Executive Vice President and Chief Financial Officer

October 24, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1
Share Sale and Subscription Agreement, dated as of October 17, 2013, by and among USG Corporation, USG Netherlands Global Holdings B.V., Boral Limited, Boral International Pty Limited, and Boral Gypsum Asia Sdn Bhd (incorporated by reference to Exhibit 2.1 to USG Corporation's Current Report on Form 8-K dated October 16, 2013)

2.2
Share Sale and Subscription Agreement, dated as of October 17, 2013, by and among USG Corporation, USG Foreign Investments, Ltd., USG Netherlands Global Holdings B.V., Boral Limited, Boral Building Materials Pty Limited, and Boral Australian Gypsum Limited (incorporated by reference to Exhibit 2.2 to USG Corporation's Current Report on Form 8-K dated October 16, 2013)

10.1	Form of Shareholders Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation's Current Report on Form 8-K dated October 16, 2013)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the three months and nine months ended September 30, 2013 and 2012, (2) the consolidated statements of comprehensive income (loss) for the three months and nine months ended September 30, 2013 and 2012, (3) the consolidated balance sheets as of September 30, 2013 and December 31, 2012, (4) the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith