Form 10-K
period 2013-12-31
USG CORP
filed 2014-03-03
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the New York Stock Exchange closing price on June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,754,959,829. Solely for this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.
The number of shares of the registrant’s common stock outstanding as of January 31, 2014 was 137,441,359.

Documents Incorporated By Reference: Certain sections of USG Corporation’s definitive Proxy Statement for use in connection with its 2014 annual meeting of stockholders, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K Report where indicated.

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
For the new residential construction market, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows the start of construction by one to two months. Based on preliminary data reported by the U.S. Census Bureau, housing starts in the United States increased 18.7% in 2013 to 926,800 compared with 780,600 in 2012. This followed a 28.2% increase in 2012 compared with 2011. For December 2013, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau to be 1,048,000 units. While housing starts increased for the fourth consecutive year in 2013, they are still low by historical standards. Industry analysts believe that the recovery in new residential construction will continue, although the recovery over the next few years may be uneven and modest, and that over the longer term housing starts will begin to reach historical averages. Industry analysts’ forecasts for 2014 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 1,000,000 to 1,230,000 units, based upon the average of the bottom ten and top ten forecasts included in the report, respectively. We currently estimate that 2014 housing starts in the United States will be in the range of 1,000,000 to 1,100,000.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to McGraw-Hill Construction's most recent construction market forecast, total floor space for which new nonresidential construction contracts were signed in the United States increased 5% in 2013 compared with 2012. This followed a 10% increase in 2012 compared with 2011 and a 3% increase in 2011 compared with 2010. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 11% in 2014 from the 2013 level. McGraw-Hill's forecast includes several building types which do not generate significant demand for our products; therefore, we anticipate new nonresidential construction growth in our business sectors in 2014 compared to 2013 will be in the mid-single digits.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to approximately 5.09 million units in 2013, the highest level since 2006, reflecting a 9.2% increase from the 2012 level of 4.66 million units. The generally rising levels of existing home sales and home resale values in 2012, and continuing into 2013, have contributed to an increase in demand for our products from the residential repair and remodel market in 2013. We currently estimate that overall repair and remodel spending in 2013 increased approximately 7% over the 2012 level and that overall repair and remodel spending growth in 2014, compared to 2013, will be in the mid-single digits.
However, the rate of recovery in the new residential construction market, new nonresidential construction market and the repair and remodel market still remains uncertain and will depend on broader economic issues such as employment, foreclosures, house price trends, availability of mortgage financing, interest rates, income tax policy, consumer confidence, lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures.
We expect improvement over the next twelve months in the construction industries in our largest international markets, Canada and Mexico. Emerging markets, including those that are within the territory of the USG Boral Joint Venture, as discussed below under Recent Developments, provide opportunities for our operations to serve the increased demand for products in these regions, although the rate of growth in certain emerging markets has slowed.

Since January 2007, we have temporarily idled or permanently closed approximately 3.8 billion square feet of our highest-cost wallboard manufacturing capacity and our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada. We eliminated approximately 4,830 salaried and hourly positions between 2007 and 2012. As part of our efforts to reduce the cost structure of our building products distribution business, which is comprised of L&W Supply Corporation and its subsidiaries, or L&W Supply, we closed a total of 125 distribution branches during that same time frame. L&W Supply did not close any branches during 2013, and, as of December 31, 2013, served its customers from 143 distribution branches in the United States, including one new distribution branch opened in the fourth quarter of 2013. We continue to monitor economic conditions in our markets and will adjust our operations as needed.
The effects of recent market conditions on our operations are discussed in this Item 1 and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
On February 27, 2014, we and certain of our subsidiaries formed a 50/50 joint venture (the "USG Boral Joint Venture") with Boral Limited ("Boral") and certain of its subsidiaries. The USG Boral Joint Venture distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the "Territory"). The products that USG and Boral manufacture and distribute through the USG Boral Joint Venture include products for wall, ceiling, floor lining and exterior systems that utilize gypsum, wallboard, mineral fiber ceiling tiles, steel grid and studs, joint compound and other products.
As consideration for our 50% ownership in the USG Boral Joint Venture, we made a $513 million cash payment to Boral, which includes a $500 million base price and $13 million of customary estimated working capital and net debt adjustments, contributed to the USG Boral Joint Venture our subsidiaries and joint venture investments in China, Singapore, India, Malaysia, New Zealand, Australia and the Middle East, including our joint ventures in Oman, and granted to the USG Boral Joint Venture a license to use certain of our intellectual property rights in the Territory. We funded our cash payment with the net proceeds from our October 2013 issuance of $350 million of 5.875% senior notes and cash on hand. In the event certain performance targets are satisfied by the USG Boral Joint Venture, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised of $25 million based on performance during the first three years after closing and up to $50 million based on performance during the first five years after closing. The cash portion of the consideration paid to Boral remains subject to customary post-closing adjustments.
Our investment in the USG Boral Joint Venture will be accounted for as an equity method investment and initially measured at cost. Our existing wholly owned subsidiaries and consolidated variable interest entities that were contributed into the joint venture will be deconsolidated.
Segments
Our operations are organized into three reportable segments: North American Gypsum, Worldwide Ceilings and Building Products Distribution, the net sales of which accounted for approximately 55%, 15% and 30%, respectively, of our 2013 consolidated net sales.
North American Gypsum
BUSINESS
North American Gypsum manufactures and markets gypsum and related products in the United States, Canada and Mexico. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, and USG Mexico, S.A. de C.V., or USG Mexico. U.S. Gypsum is the largest manufacturer of gypsum wallboard in the United States and accounted for approximately 26% of total industry shipments of gypsum board (which includes gypsum wallboard, other gypsum-related paneling products and imports) in the United States in 2013. CGC is the largest manufacturer of gypsum wallboard in eastern Canada. USG Mexico is the largest manufacturer of gypsum wallboard in Mexico with a more than 55% market share in 2013.
PRODUCTS
North American Gypsum’s products are used to construct the walls, ceilings, roofs and floors of residential, commercial and institutional buildings, as well as in certain industrial applications. These products provide aesthetic as well as sound-dampening, fire-retarding, abuse-resistance and moisture-control value. The majority of these products are sold under the SHEETROCK® brand name, including a broad portfolio of gypsum panels and a line of joint compounds, corner beads, and tape used for finishing wallboard joints. The DUROCK® line of cement board and accessories provides water-resistant and fire-resistant assemblies for both interior and exterior applications. The FIBEROCK® line of gypsum-fiber panels includes abuse-

resistant interior wall panels, tile backer boards, and flooring underlayments. The SECUROCK® line of products includes glass faced gypsum panels used for exterior sheathing and roof cover boards, as well as gypsum fiber panels used as roof cover boards. The LEVELROCK® line of poured gypsum underlayments provides surface leveling and enhanced sound-dampening performance for residential and commercial flooring applications. Our construction plaster products, sold under the brand names RED TOP®, IMPERIAL®, DIAMOND® and SUPREMO®, are used to provide a custom finish for residential and commercial interiors. These products provide aesthetic, sound-dampening, fire-retarding and abuse-resistance value. We also produce gypsum-based products for agricultural and industrial customers to use in a wide variety of applications, including soil conditioning, road repair, fireproofing and ceramics.
As the industry leader in lightweight innovation, we are the only manufacturer to offer a broad portfolio of lightweight gypsum panels. In 2010, we introduced SHEETROCK® Brand UltraLight Panels, the industry's first lightweight gypsum wallboard panel for use in interior wall and ceiling applications. In 2011, we broadened our lightweight portfolio with the introductions of SHEETROCK® Brand UltraLight Panels FIRECODE® 30 and SHEETROCK® Brand UltraLight Panels FIRECODE® X. FIRECODE® 30 is a lightweight 5/8-inch gypsum wallboard panel that meets standards for use in non-rated and 30-minute fire-rated partitions. FIRECODE® X is a lightweight 5/8-inch gypsum wallboard panel that has a special core that gives it additional fire resistance compared to regular wallboard and is designed for use in commercial and residential construction where type X wallboard is required.
In 2012, we introduced the industry's first lightweight moisture- and mold-resistant wallboard, SHEETROCK® Brand UltraLight MOLD TOUGH® Panels. These lightweight wall and ceiling panels are suitable for new residential, repair and remodel construction, wood and steel framing, and can be used as a tile substrate. In 2013, we extended our UltraLight technology to our manufactured housing baseboard line and to our line of veneer plaster substrates.
SHEETROCK® Brand UltraLight Panels accounted for 55% of all of our wallboard shipments in the United States in 2013 and 45% in 2012.
MANUFACTURING
North American Gypsum manufactures products at 40 plants located throughout the United States, Canada and Mexico.
Gypsum rock is mined or quarried at 13 company-owned locations in North America. Our mines and quarries provided approximately 59% of the gypsum used by our plants in North America in 2013.
Some of our manufacturing plants purchase or acquire synthetic gypsum and natural gypsum rock from outside sources. In 2013, outside purchases or acquisitions of synthetic gypsum and natural gypsum rock accounted for approximately 35% and 6%, respectively, of the gypsum used in our plants.
Synthetic gypsum is a byproduct of flue gas desulphurization carried out by electric generation or industrial plants that burn coal as a fuel. The suppliers of this kind of gypsum are primarily power companies, which are required to operate scrubbing equipment for their coal-fired generating plants under federal environmental regulations. We have entered into a number of long-term supply agreements to acquire synthetic gypsum. We generally take possession of the gypsum at the producer’s facility and transport it to our wallboard plants by ship, river barge, railcar or truck. Six of our 19 gypsum wallboard plants in operation use synthetic gypsum for all of their needs, while another six use it for some of their needs. The U.S. Environmental Protection Agency, or U.S. EPA, classifies synthetic gypsum as a non-hazardous waste. However, the U.S. EPA is considering a regulation that could affect the use, storage and disposal of synthetic gypsum. In addition, certain power companies have recently switched to using natural gas instead of coal for their electric generation needs. In the event more power companies switch to using natural gas instead of coal, the availability of synthetic gypsum may decrease. See Item 1A, Risk Factors.
We produce wallboard paper at four company-owned production facilities located in the United States. Vertical integration in paper helps to ensure a continuous supply of high-quality paper that is tailored to the specific needs of our production processes. We augment our paper needs through purchases from outside suppliers when necessary. We did not purchase any wallboard paper from outside suppliers during 2013.
MARKETING AND DISTRIBUTION
Our gypsum products are distributed through L&W Supply, other specialty wallboard distributors, building materials dealers, home improvement centers and other retailers, and contractors. Sales of gypsum products are seasonal in the sense that sales are generally greater from spring through the middle of autumn than during the remaining part of the year.
Based on our estimates using publicly available data, internal surveys and industry shipment data for gypsum board, as reported by the Gypsum Association, we estimate that during 2013

•	residential and nonresidential repair and remodel activity generated about 55% of volume demand for gypsum board,

•	new residential construction generated about 33% of volume demand,

•	new nonresidential construction generated about 7% of volume demand, and

•	other activities, such as exports and temporary construction, generated the remaining 5% of volume demand.
COMPETITION
Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 20.9 billion square feet in 2013, up approximately 8% from 19.3 billion square feet in 2012. U.S. Gypsum’s share of the gypsum board market in the United States, which includes for comparability its shipments of SHEETROCK® brand gypsum wallboard, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing, was approximately 26% in 2013, unchanged from 2012.
Our competitors in the United States include: National Gypsum Company, CertainTeed Corporation (a subsidiary of Compagnie de Saint-Gobain SA), Georgia-Pacific (a subsidiary of Koch Industries, Inc.), American Gypsum Company LLC (a unit of Eagle Materials Inc.), Continental Building Products LLC (Lone Star Funds) and PABCO Gypsum (a division of PABCO Building Products). Our competitors in Canada include CertainTeed Corporation, Georgia-Pacific and Cabot Gypsum Company. Our major competitors in Mexico include Panel Rey, S.A. (a Grupo Promax Company) and Comex-Lafarge (a joint venture between Comex and Lafarge SA). The principal methods of competition are quality of products, service, pricing, compatibility of systems and product design features.
Worldwide Ceilings
BUSINESS
Worldwide Ceilings manufactures and markets interior systems products in the United States, Canada, Mexico, Latin America and the Asia-Pacific region. It includes USG Interiors, LLC, or USG Interiors, the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. We estimate that we are the second-largest manufacturer of ceiling grid and acoustical ceiling tile worldwide.
On August 7, 2012, USG and its indirect wholly owned subsidiaries, USG Foreign Investments, Ltd. and USG (U.K.) Ltd., together the Sellers, entered into a Share and Asset Purchase Agreement with Knauf International GmbH and Knauf AMF Ceilings Ltd., together Knauf, pursuant to which we agreed to sell to Knauf all of our wholly owned European business operations. These businesses include the manufacture and distribution of DONN® brand ceiling grid and SHEETROCK® brand finishing compounds principally throughout Europe, Russia and Turkey. The results of our European business operations have been reclassified as discontinued operations in the consolidated financial statements and accompanying footnotes presented in Item 8 of this report and were previously included in our Worldwide Ceilings reportable segment. On December 27, 2012, the sale transaction was consummated and we received net proceeds of $73 million and recognized a gain of $55 million. See Note 3 to the consolidated financial statements in Part II, Item 8 of this report for additional information related to discontinued operations.
As discussed above under Recent Developments, on February 27, 2014, we contributed certain assets to the USG Boral Joint Venture, including our operations in the Asia-Pacific region. As a result, our Worldwide Ceilings segment will no longer include those contributed assets.
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
MANUFACTURING
Worldwide Ceilings manufactures products at 13 plants located in North America, South America and the Asia-Pacific region. Principal raw materials used to produce Worldwide Ceilings’ products include mineral fiber, steel, perlite and starch. We produce some of these raw materials and obtain others from outside suppliers.

MARKETING AND DISTRIBUTION
Worldwide Ceilings sells products primarily in markets related to the construction and renovation of nonresidential buildings. During 2013, approximately 60% of Worldwide Ceilings’ net sales were from repair and remodel activity, primarily nonresidential, 38% of its net sales were from new nonresidential construction and 2% of its net sales were from new residential construction. Products are marketed and distributed through a network of distributors, installation contractors, L&W Supply locations and home improvement centers. Sales of Worldwide Ceilings’ products are seasonal in nature. Sales are generally weaker in the fourth quarter of the calendar year as compared to the preceding three quarters.
COMPETITION
Our principal competitors in acoustical ceiling tile include Armstrong World Industries, Inc., Compagnie de Saint-Gobain SA, Knauf AMF GmbH & Co. KG, Odenwald Faserplattenwerk GmbH (OWA), and Rockwool International. Our principal competitors in ceiling grid include WAVE (a joint venture between Armstrong World Industries, Inc. and Worthington Industries), Compagnie de Saint-Gobain SA and Rockwool International. Principal methods of competition are quality of products, service, pricing, compatibility of systems and product design features.
Building Products Distribution
BUSINESS
Building Products Distribution consists of L&W Supply, the leading distributor of gypsum wallboard and other building materials in the United States. In 2013, L&W Supply distributed approximately 7% of all gypsum board in the United States, including approximately 25% of U.S. Gypsum’s gypsum board production. During 2013, approximately 35% of L&W Supply’s net sales were from residential and nonresidential repair and remodel activity, 40% of its net sales were from new nonresidential construction and 25% of its net sales were from new residential construction.
MARKETING AND DISTRIBUTION
L&W Supply is a service-oriented business that stocks a wide range of construction materials. It delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing the need for handling by contractors. L&W Supply specializes in the distribution of gypsum wallboard (which accounted for 34% of its 2013 net sales) and joint compound manufactured by U.S. Gypsum as well as other manufacturers. It also distributes products manufactured by USG Interiors, LLC, such as acoustical ceiling tile and grid, as well as products of other manufacturers, including drywall metal, insulation, roofing, fasteners and exterior insulation finishing systems. Sales of L&W’s products are seasonal in nature.  Sales are generally greater from spring through autumn when access to job sites is easier and construction activity is at its peak. L&W Supply leases approximately 90% of its facilities from third parties. Typical leases have terms of five years and include renewal options.
During the economic downturn, L&W Supply focused on reducing its cost structure and optimizing utilization of its personnel and assets. As a result, L&W Supply closed 125 distribution branches between January 2007 and September 2012. The closures were widely dispersed throughout the markets that L&W Supply serves. L&W Supply did not close any branches during 2013, and, as of December 31, 2013, served its customers from 143 distribution branches in the United States, including one new distribution branch opened in the fourth quarter of 2013.
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
Executive Officers of the Registrant
See Part III, Item 10, Directors, Executive Officers and Corporate Governance - Executive Officers of the Registrant (as of March 3, 2014).
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

Chemical analysis and materials characterization support product development and safety/quality assessment programs. Development activities can be taken to an on-site pilot plant before being transferred to a full-size plant. Research and development activities have been focused on customer preferred system solutions. We charge research and development expenditures to earnings as incurred. These expenditures amounted to $21 million in 2013, $18 million in 2012 and $13 million in 2011.
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
SIGNIFICANT CUSTOMER
On a worldwide basis, The Home Depot, Inc. accounted for approximately 15% of our consolidated net sales in each of 2013, 2012 and 2011, primarily from North American Gypsum.
OTHER
Because we fill orders upon receipt, no segment has any significant order backlog.
None of our segments has any special working capital requirements.
We consider patents, copyrights, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success. We hold numerous patents and have registered numerous trademarks of varying duration in multiple legal jurisdictions. Further, we have filed patent applications and applications for the registration of trademarks in the United States and internationally. Although we consider our patents, licenses and trade secrets to constitute valuable assets, we do not regard any of our businesses as being materially dependent upon individual patents, trade secrets, or licenses.
No material part of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.
As of December 31, 2013, we had approximately 8,900 employees worldwide.
See Note 13 to the consolidated financial statements in Part II, Item 8 of this report for financial information pertaining to revenue and assets by geographic region and our segments and Item 1A, Risk Factors, for information regarding the risks associated with conducting business in international locations, as well as the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.
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
Our business, financial condition and operating results are subject to various risks and uncertainties. We have described below significant factors that may adversely affect our industry and our business, financial condition, operating results and cash flows. You should carefully consider these factors, together with all of the other information in this annual report on Form 10-K and in other documents that we file with the SEC, before making any investment decision about our securities. Adverse developments or changes related to any of the factors listed below could affect our business, financial condition, operating results and cash flows.
Our business is cyclical in nature, and is particularly dependent on the housing and construction-based markets. Continued weakness, or future downturns or delays in the recovery of these markets, may have a material adverse effect on our business, financial condition, operating results and cash flows.
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. Housing starts and new nonresidential construction in the United States remain low by historical standards. Further, the residential and non-residential repair and remodel market, which accounts for the largest portion of our sales, has seen only a modest increase in 2013 compared to 2012, after years of substantial decline. Primarily in response to adverse market conditions, since January 2007, we permanently closed or temporarily idled certain of our highest cost gypsum wallboard production facilities, paper production facilities and other facilities. As a result of these closures, we have recorded long-lived asset impairment charges aggregating approximately $120 million since January 2007. If our markets do not return to historic levels, or if they experience future downturns, additional material write-downs or impairment charges may be required in the future.
We cannot predict the duration of the current market conditions, or the timing or strength of any recovery of the housing and construction-based markets, which may depend on broader economic issues such as employment, the availability of credit, lending practices, interest rates, foreclosures, house price trends, availability of mortgage financing, income tax policy, and consumer confidence. We also cannot provide any assurances that the housing and construction-based markets will continue to recover, or that further operational adjustments will not be required to address market conditions. Continued weakness, delays in recovery, or future downturns in the housing and construction-based markets may have a material adverse effect on our business, financial condition, operating results and cash flows.
Prices for our products are affected by overall supply and demand in the markets for our products and our competitors’ products. Market prices of building products historically have been volatile and cyclical. Further, a majority of our businesses are seasonal, which has caused in the past, and will likely cause in the future, our quarterly results to vary significantly from quarter to quarter. Currently, there is significant excess wallboard production capacity industry wide in the United States. A prolonged continuation of weak demand or excess supply in any of our businesses may have a material adverse effect on our business, financial condition, operating results and cash flows.
Our customers and suppliers are exposed to risks associated with economic and financial conditions that could adversely affect their payment of our invoices or the continuation of their businesses at the same level.
The businesses of many of our customers and suppliers are exposed to risks related to the current economic environment. A number of our customers and suppliers have been and may continue to be adversely affected by weak financial conditions in their markets, disruptions to the capital and credit markets and decreased demand for their products and services. In the event that any of our large customers or suppliers, or a significant number of smaller customers or suppliers, are adversely affected by these risks, we may face disruptions in supply, further reductions in demand for our products and services, failure of customers to pay invoices when due and other adverse effects that may have a material adverse effect on our business, financial condition, operating results and cash flows.
Our substantial indebtedness may adversely affect our business, financial condition and operating results.
We have a substantial amount of indebtedness. As of December 31, 2013, we had $2.36 billion of total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds and outstanding borrowings under our ship mortgage facility and our Oman joint ventures' credit facilities. Our substantial indebtedness may have material adverse effects on our business, financial condition and operating results, including to:

•	make it more difficult for us to satisfy our debt service obligations or refinance our indebtedness;

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

•	restrict us from making strategic acquisitions, taking advantage of favorable business opportunities or executing our strategic priorities;

•	place us at a relative competitive disadvantage compared to our competitors that have proportionately less debt;

•
limit our flexibility to plan for, or react to, changes in our businesses and the industries in which we operate, which may adversely affect our operating results and ability to meet our debt service obligations;

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
If we are unable to generate sufficient cash flow to fund our needs, we may need to pursue one or more alternatives, such as to:

•	curtail our operations;

•	reduce or delay planned capital expenditures, research and development or acquisitions;

•	seek additional financing or restructure or refinance all or a portion of our indebtedness at or before maturity;

•	sell assets or businesses; or

•	sell additional equity.
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
We face competition in each of our businesses. If we cannot effectively compete in the marketplace, our business, financial condition, operating results and cash flows may be materially and adversely affected.
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
Certain of our customers have significant buying power, which may materially and adversely affect our revenues, financial condition and operating results.
Certain of our important customers are large companies with significant buying power. In addition, potential further consolidation in our distribution channels could enhance the ability of certain of our customers to seek more favorable terms, including pricing, for the products that they purchase from us. Accordingly, our ability to maintain or raise prices in the future may be limited, including during periods of raw material and other cost increases. If we are forced to reduce prices or to maintain prices during periods of increased costs, or if we lose customers because of pricing or other methods of competition, our revenues, financial condition and operating results may be materially and adversely affected.
The loss of sales to one or more of our major customers may have a material adverse effect on our business, financial condition, operating results and cash flows.
We face strong competition for our major customers. If one or more of our major customers reduces, delays or cancels substantial orders, our business, financial condition, operating results and cash flows may be materially and adversely affected, particularly for the period in which the reduction, delay or cancellation occurs and also possibly for subsequent periods.
If costs of key raw materials or energy increase, or the availability of key raw materials or energy decreases, our cost of products sold will increase and our operating results or cash flows may be materially and adversely affected.
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
Approximately one-third of the gypsum used in our plants is synthetic gypsum, which is a coal-combustion byproduct, or CCB, resulting primarily from flue gas desulphurization carried out by electric generation or industrial plants burning coal as a fuel. Six of our 19 gypsum wallboard plants in operation use synthetic gypsum for all of their needs, while another six use it for some of their needs. The suppliers of synthetic gypsum are primarily power companies, and certain power companies have recently switched to using natural gas instead of coal for their electric generation needs. In the event more power companies switch to using natural gas instead of coal, the availability of synthetic gypsum may decrease.
Environmental regulatory changes or changes in methods used to comply with environmental regulations could also adversely affect the price and availability of synthetic gypsum. The U.S. EPA currently classifies synthetic gypsum as a non-hazardous waste. In June 2010, in the wake of a December 2008 coal ash spill from a surface impoundment in Kingston, Tenn. (operated by an unrelated third party), the U.S. EPA proposed two alternative regulations that would address the storage and disposal of all CCBs, including synthetic gypsum. One of the proposed regulations would regulate the transportation, storage and disposal of CCBs as “special” waste, except when they are “beneficially used.” The U.S. EPA has stated that synthetic gypsum used in wallboard is considered a “beneficial use,” although the proposed regulation does not specifically address the regulatory status of synthetic gypsum prior to its incorporation into wallboard or at the time such wallboard ultimately is disposed. The comment period on the U.S. EPA’s proposed rules ended on November 19, 2010. If the U.S. EPA adopts a final regulation that affects the use, storage or disposal of synthetic gypsum, it could have a material adverse effect on our business, financial condition, operating results and cash flows. This effect would depend on, among other things, the regulation’s impact, if any, on the cost or supply of synthetic gypsum used in manufacturing wallboard and the demand for wallboard made with synthetic gypsum.

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
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has promulgated rules regarding disclosure of the presence in a company’s products of certain metals, known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify the sourcing of those minerals from this region. Complying with these rules requires investigative efforts, which has and will continue to cause us to incur associated costs, and could adversely affect the sourcing, supply, and pricing of materials used in our products, or result in process or manufacturing modifications, all of which could adversely affect our business, financial condition, operating results and cash flows.
Fluctuations in the market price of natural gas may have a material adverse effect on our business, financial condition and operating results.
We use natural gas extensively in the production of gypsum and interior systems products in the United States, Canada and Mexico. As a result, our profitability and cash flows can be highly dependent on the price of natural gas, which historically has been very volatile and is affected by numerous factors beyond our control. We are not always able to pass on increases in energy costs to our customers through increases in product prices.
In an attempt to reduce our price risk related to fluctuations in natural gas prices, we periodically enter into hedging agreements using swaps or options. We benefit from the hedge agreements when spot prices exceed contractually specified prices. We are disadvantaged by the hedge agreements when spot prices are less than contractually specified prices.
In addition, the results of our hedging agreements could be negative in any period depending on price changes in the hedged exposures. Further, changes to the price of natural gas, including as a result of environmental or other legislation, could result in changes to the value of our hedging contracts, which could impact our results of operations for a particular period. Our hedging activities are not designed to mitigate long-term natural gas price fluctuations and, therefore, will not protect us from long-term natural gas price increases.
Any substantial or extended decline in prices of, or demand for, natural gas that has been hedged could cause our production costs to be greater than those of our competitors. A significant production cost differential could have a material adverse effect on our business, financial condition, operating results and cash flows.
Significant changes in discount rates used to measure our defined benefit plan obligations, actual investment returns on pension assets and other factors could negatively impact our operating results and cash flows.
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
Our pension plans were underfunded by approximately $114 million as of December 31, 2013 and $403 million as of December 31, 2012. In recent years, the declining interest rates have negatively impacted the funded status of our pension plans. The asset performance has been volatile since 2008, with plan assets outperforming in some years and underperforming in other years versus the assumed rate of return used to determine pension expense. If the discount rates and actual asset returns increase or decrease, the funded status of our plan as well as the future pension expense and funding obligations will decrease and increase, respectively.

We may pursue acquisitions, joint ventures and other transactions that complement or expand our businesses. We may not be able to complete proposed transactions, and even if completed, the transactions may involve a number of risks that may result in a material adverse effect on our business, financial condition, operating results and cash flows.
As business conditions warrant and our financial resources permit, we may pursue opportunities to acquire businesses or technologies and to form joint ventures that we believe could complement, enhance or expand our current businesses or product lines or that might otherwise offer us growth opportunities. We may have difficulty identifying appropriate opportunities, or if we do identify opportunities, we may not be successful in completing transactions for a number of reasons. Any transactions that we are able to identify and complete, including the USG Boral Joint Venture, may involve one or more of a number of risks, including:

•	the diversion of management’s attention from our existing businesses to integrate the operations and personnel of the acquired business or joint venture;

•	possible adverse effects on our operating results during the integration process;

•	failure of the acquired business or joint venture to achieve expected operational, profitability and investment return objectives;

•	the incurrence of significant charges, such as asset devaluation or restructuring charges;

•	the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate; and

•	the inability to achieve other intended objectives of the transaction.
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
Our interest in the USG Boral Joint Venture significantly increases our exposure to the risks of operating internationally, which could adversely affect our business, financial condition, operating results and cash flows.
Our interest in the USG Boral Joint Venture expands our geographic footprint and increases the importance of international business to our future operations, growth and prospects. Further, it is a strategic priority of ours to continue to grow and diversify our earnings by expanding in select emerging markets. Our foreign operations, including the USG Boral Joint Venture, and our international expansion strategy are subject to a number of risks, including:

•	compliance with United States laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act or similar anti-bribery laws and regulations;

•	compliance with a variety of local regulations and laws;

•	changes in tax laws and the interpretation of those laws;

•	fluctuations in currency values;

•	sudden changes in foreign currency exchange controls;

•	discriminatory or conflicting fiscal policies;

•	difficulties enforcing intellectual property and contractual rights in certain jurisdictions;

•	greater risk of uncollectible accounts and longer collection cycles;

•	effective and immediate implementation of control environment processes across our diverse operations and employee base;

•	nationalization of properties by foreign governments; and

•	imposition of more or new tariffs, quotas, trade barriers, and similar restrictions on our sales outside the United States.
Moreover, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption and other economic or political uncertainties could interrupt and negatively affect our business operations. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our business, financial condition, operating results and cash flows.

The USG Boral Joint Venture reduces our control over certain of our assets and could give rise to disputes with Boral that could adversely affect our business, financial condition, operating results and cash flows.
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

•
The USG Boral Joint Venture is operated in accordance with the terms of a shareholders agreement (the "Shareholders Agreement") that limits our ability to transfer our interest in the USG Boral Joint Venture. As a result, we may be unable to sell our interest in the USG Boral Joint Venture when we would otherwise like.

•
The USG Boral Joint Venture may not pay dividends if such payments are, among other things, restricted pursuant to the terms of the credit facilities maintained by the USG Boral Joint Venture, inconsistent with the then-applicable strategic plan, or illegal. Accordingly, we may not receive dividend payments from the USG Boral Joint Venture in the amounts that we currently anticipate or at all, which may adversely impact our ability to receive any economic benefit from the USG Boral Joint Venture.

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

•
We have provided unconditional and irrevocable guarantees of the obligations of our subsidiaries under two share sale and subscription agreements and the Shareholders Agreement (together, the “Joint Venture Agreements”) and have agreed to indemnify Boral and its subsidiaries for all losses, actions, proceedings and judgments resulting from any default or delay in performance by our subsidiaries thereunder. Any such payments may have a material adverse effect on our business, financial condition and operating results.

•
In certain circumstances, a capital call may be issued to the shareholders of the USG Boral Joint Venture in order to obtain additional funding for the joint venture’s operations. If we do not provide capital and Boral does, Boral may receive additional shares in the USG Boral Joint Venture, thereby diluting our interest and impairing our rights under the Shareholders Agreement.

•
Boral may become insolvent, refuse to make additional capital contributions or fail to meet its obligations under the Joint Venture Agreements, which may result in certain liabilities to us for guarantees and other commitments.

•
Boral may have economic or other business interests or goals that are or become inconsistent with our interests or goals, or we may become engaged in a dispute with Boral that could require us to spend additional resources to resolve such dispute and have an adverse impact on the operations and profitability of the USG Boral Joint Venture.

•
In the event we exit the USG Boral Joint Venture, we may be restricted from competing in certain markets, many of which we anticipate to be high-growth markets, until the later of the third anniversary of our exit and ten years from the commencement of the USG Boral Joint Venture.

If any of these risks were to materialize, our business, financial condition, operating results and cash flows could be negatively impacted.
If we are unable to adequately protect our intellectual property and other proprietary rights, our business, financial condition and operating results could be materially and adversely affected.
Our success depends, in part, upon our intellectual property rights. We rely on a combination of contractual rights, copyright, trademark and trade secret laws to establish and protect our intellectual property. We also maintain patents for certain of our technologies. We customarily require our employees and independent contractors to execute confidentiality agreements or otherwise to agree to keep our proprietary information confidential when their relationship with us begins. In addition, we have entered into certain contractual intellectual property protections in connection with the licensure and use of our intellectual property by the USG Boral Joint Venture.

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
From time to time, litigation may be necessary to defend and enforce our proprietary rights. As a result, we could incur substantial costs and divert management resources, which could harm our business, regardless of the final outcome. Despite our efforts to safeguard and maintain our intellectual property rights, both in the United States and abroad, we may be unsuccessful in doing so, which could materially and adversely affect our business, financial condition, operating results and cash flows.
Covenant restrictions under the agreements governing our indebtedness may limit our ability to pursue business activities or otherwise operate our business.
The agreements governing our indebtedness contain covenants that may limit our ability to finance future operations or capital needs or to engage in other business activities, including, among other things, our ability to:

•	incur additional indebtedness;

•	make guarantees;

•	sell assets or make other fundamental changes;

•	engage in mergers and acquisitions;

•	make investments;

•	enter into transactions with affiliates;

•	change our business purposes; and

•	enter into sale and lease-back transactions.
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
We are subject to federal, state, local and foreign laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, the management and disposal of hazardous materials and wastes, and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations. If we were to fail to comply with these laws, regulations or permits, we could incur fines, penalties or other sanctions. In addition, we could be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials. Environmental laws and regulations tend to become more stringent over time, and we could incur material expenses relating to compliance with future environmental laws. Further, new environmental and safety legislation may have a material and adverse impact on our operations and results. As noted above, the U.S. EPA is considering a regulation that could affect the classification, use, storage and disposal of synthetic gypsum. In addition, the Occupational Safety and Health Administration has proposed a comprehensive occupational health standard for crystalline silica which would, among other things, lower the permissible occupational exposure limits. We would incur substantial costs in connection with complying with these rules as proposed.
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
The U.S. Congress, several states and the international community are considering measures to reduce emission of greenhouse gases (GHGs), including carbon dioxide and methane. Some states have already adopted greenhouse gas regulation or legislation. Following a finding by the U.S. EPA that certain GHGs represent an endangerment to human health, the U.S. EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. These rules, if they withstand legal challenge, could affect all of our U.S. wallboard and ceiling tile plants and paper mills and would require that we incur significant costs to satisfy permitting requirements. In addition, enactment of new climate control legislation, regulatory initiatives or treaties impacting the locations where we conduct business could have a materially adverse effect on our operations and demand for our services or products. For example, any new legislation, such as a “carbon tax” on energy use or establishing a “cap and trade”, could materially and adversely increase the cost of energy used in our manufacturing processes. If energy becomes more expensive, we may not be able to pass these increased costs on to purchasers of our products. Further, stricter regulation of emissions might require us to install emissions controls or other equipment at some or all of our manufacturing facilities, requiring significant additional capital investments.
We have outsourced certain corporate and operational functions, which makes us more dependent on third parties.
We have outsourced certain elements of our corporate and operational functions, including certain elements of our finance, accounting and information technology functions, to third party service providers, some of whom operate outside of the United States. We may outsource additional functions in the future. As a result, we rely on third parties to ensure that these functions are sufficiently performed. This reliance subjects us to risks arising from the loss of control over certain processes, changes in pricing that may affect our operating results, and the termination of provision of these services by our suppliers. A failure of our service providers to satisfactorily perform these functions may have an adverse effect on our business and operating results.
A small number of our stockholders could significantly influence our business, affairs and stock price.
Based on filings made with the SEC and other information available to us, we believe that, as of January 31, 2014, five stockholders collectively controlled over 50% of our common stock. Accordingly, a small number of our stockholders could affect matters requiring approval by stockholders, including the election of directors and the approval of potential business combination transactions. In addition, if one or more of these stockholders sell a large number of our shares, our share price may decline, and could then continue to trade at lower prices.
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
Our continuing efforts to return to historic levels of profitability by reducing costs may not result in the anticipated savings in operating costs.
In response to the prolonged economic downturn in our markets, we have implemented various cost reduction programs to lower our breakeven and return to historic levels of profitability, including plant and distribution branch closures and workforce reductions, and we may implement additional programs in the future. These cost reduction programs may not produce anticipated results. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition, operating results and cash flows could be adversely impacted. If the eventual recovery in our markets is fast-paced and robust, we may not be able to replace our reduced manufacturing and distribution capacity in a timely fashion, and our ability to respond to increased demand could be limited, which could result in lost market share and could negatively impact our operating results.
If we experience an “ownership change” within the meaning of the Internal Revenue Code, utilization of our net operating loss, or NOL, carryforwards would be subject to an annual limitation.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs to reduce its federal income taxes if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate (which was 3.50% for December 2013). Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of December 31, 2013, our annual U.S. federal NOL utilization would have been limited to approximately $136 million per year.
We may use our NOL carryforwards to offset future earnings and reduce our federal income tax liability. As a result, we believe these NOL carryforwards are a substantial asset for us. We have a stockholder rights plan, or the Rights Agreement, in place to protect our stockholders from coercive takeover practices or takeover bids that are inconsistent with their best interests. On March 22, 2013, our board of directors approved an amendment to the Rights Agreement in an effort to protect our NOLs during the effective period of the amendment. Further, on May 9, 2013, we filed an amendment to our Restated Certificate of Incorporation, or the Protective Amendment, that restricts certain transfers of our common stock. The Protective Amendment is intended to protect the tax benefits of our NOLs. See Note 17 to the consolidated financial statements in Part II, Item 8 of this report for a description of the amendment to the Rights Agreement and the Protective Amendment. Although the amendment to the Rights Agreement and Protective Amendment are intended to reduce the likelihood of an “ownership change” that could adversely affect us, we cannot provide assurance that the restrictions on transferability in the amendment to the Rights Agreement and Protective Amendment will prevent all transfers that could result in such an “ownership change.” There also can be no assurance that the transfer restrictions in the Protective Amendment will be enforceable against all of our shareholders absent a court determination confirming such enforceability. The transfer restrictions may be subject to challenge on legal or equitable grounds.
A security breach of customer, employee, supplier or company information may have a material adverse effect on our business, financial condition and operating results.
In the conduct of our business we collect, use, transmit and store data on information systems, which are vulnerable to an increasing threat of continually evolving cybersecurity risks. Any security breach or compromise of our information systems could significantly damage our reputation, cause the disclosure of confidential customer, employee, supplier or company information, including our intellectual property, and result in significant losses, litigation, fines and costs. While we have implemented processes to protect against unauthorized access to our information systems and data, there is no guarantee that these procedures are adequate or will be able to prevent breaches. The regulatory environment related to information security, data collection and privacy is evolving, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.
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
None

Item 2.PROPERTIES
We operate plants, mines, quarries, transport ships and other facilities in North America, South America and other regions. U.S. Gypsum’s SHEETROCK® brand gypsum wallboard plants operated at approximately 55% of capacity during 2013. USG Interiors’ ceiling tile plants operated at approximately 83% of capacity during 2013. The locations of our production properties in operation as of December 31, 2013, grouped by reportable segment, are as follows (plants are owned unless otherwise indicated):
North American Gypsum

GYPSUM WALLBOARD AND OTHER GYPSUM PRODUCTS
Aliquippa, Pennsylvania*	Plaster City, California	Hagersville, Ontario, Canada**
Baltimore, Maryland**	Rainier, Oregon	Montreal, Quebec, Canada **
Bridgeport, Alabama*	Shoals, Indiana**	Monterrey, Nuevo Leon, Mexico
East Chicago, Indiana*	Sigurd, Utah	Puebla, Puebla, Mexico
Galena Park, Texas*	Sperry, Iowa**	Tecoman, Colima, Mexico
Jacksonville, Florida**	Sweetwater, Texas
Norfolk, Virginia*	Washingtonville, Pennsylvania*

JOINT COMPOUND (SURFACE PREPARATION AND JOINT TREATMENT PRODUCTS)
Auburn, Washington	Galena Park, Texas	Calgary, Alberta, Canada***
Baltimore, Maryland	Gypsum, Ohio	Hagersville, Ontario, Canada
Bridgeport, Alabama	Jacksonville, Florida	Montreal, Quebec, Canada
Chamblee, Georgia	Phoenix (Glendale), Arizona*	Surrey, British Columbia, Canada***
Dallas, Texas	Port Reading, New Jersey	Monterrey, Nuevo Leon, Mexico
East Chicago, Indiana	Sigurd, Utah	Puebla, Puebla, Mexico
Fort Dodge, Iowa	Torrance, California

CEMENT BOARD
Baltimore, Maryland	New Orleans, Louisiana	Monterrey, Nuevo Leon, Mexico
Detroit (River Rouge), Michigan

GYPSUM ROCK (MINES AND QUARRIES)
Alabaster (Tawas City), Michigan	Sigurd, Utah	Hagersville, Ontario, Canada
Fort Dodge, Iowa	Southard, Oklahoma	Little Narrows, Nova Scotia, Canada
Plaster City, California	Sperry, Iowa	Monterrey, Nuevo Leon, Mexico
Shoals, Indiana	Sweetwater, Texas	San Luis Potosi, San Luis Potosi, Mexico
Tecoman, Colima, Mexico
PAPER FOR GYPSUM WALLBOARD
Galena Park, Texas	Oakfield, New York
North Kansas City, Missouri	Otsego, Michigan

*	Plants supplied fully by synthetic gypsum
**	Plants supplied partially by synthetic gypsum
***	Leased

OTHER PRODUCTS
We operate a mica-processing plant at Spruce Pine, North Carolina. We manufacture metal lath, plaster and drywall accessories and light gauge steel framing products at Monterrey, Nuevo Leon, Mexico, and Puebla, Puebla, Mexico. We produce plaster products at Southard, Oklahoma; Puebla, Puebla, Mexico; Saltillo, Coahuila, Mexico; and San Luis Potosi, San Luis Potosi, Mexico. We manufacture paper-faced metal corner bead at Auburn, Washington and Weirton, West Virginia (leased). We also manufacture cement panels at a manufacturing facility in Delavan, Wisconsin.
OCEAN VESSELS
Gypsum Transportation Limited, or GTL, our wholly owned subsidiary, owns two self-unloading ocean vessels. In past years, these vessels were used primarily to transport gypsum rock from our Nova Scotia quarries to our East Coast plants.  However, due to the increased use of synthetic gypsum in the manufacture of wallboard at our East Coast plants, the utilization of these vessels dropped significantly and, therefore, we found an alternate use for the vessels. In 2013, GTL completed the second year of a five-year contract of affreightment to transship iron ore for a third party.

Worldwide Ceilings

CEILING GRID
Cartersville, Georgia	Stockton, California	Oakville, Ontario, Canada
Westlake, Ohio		Auckland, New Zealand***†
A coil coater and slitter plant used in the production of ceiling grid is located in Westlake, Ohio. A slitter plant is located in Stockton, California (leased).

CEILING TILE
Cloquet, Minnesota	Greenville, Mississippi	Walworth, Wisconsin

JOINT COMPOUND (SURFACE PREPARATION AND JOINT TREATMENT PRODUCTS)
Buenos Aires, Argentina***	Lima, Peru	Port Klang, Malaysia***†
Sholavaram, India***†

***	Leased
†	On February 27, 2014, the lease agreement for this property was assigned to the USG Boral Joint Venture in connection with our investment in the USG Boral Joint Venture.
OTHER PRODUCTS
We manufacture mineral fiber products at Red Wing, Minnesota, and Walworth, Wisconsin, and metal specialty systems at Oakville, Ontario, Canada.

Item 3.	LEGAL PROCEEDINGS
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
Our common stock trades on the New York Stock Exchange, or NYSE, and the Chicago Stock Exchange under the symbol USG. The NYSE is the principal market for our common stock. As of January 31, 2014, there were 2,574 record holders of our common stock. We currently do not pay dividends on our common stock. Our credit agreement restricts our ability to pay cash dividends on, or repurchase, our common stock. See Item 8, Financial Statements and Supplementary Data, Note 6, Debt, for more information regarding these restrictions.
We did not purchase any of our equity securities during the fourth quarter of 2013.
See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.
Pursuant to our Deferred Compensation Program for Non-Employee Directors, five of our non-employee directors deferred the $80,000 annual grant, and two of our non-employee directors deferred the quarterly retainers, they were entitled to receive on December 31, 2013 under our Non-Employee Director Compensation Program, into a total of 15,833 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at each director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act and was exempt from registration under Section 5 of the Securities Act.
During the fourth quarter of 2013, holders of $325 million aggregate principal amount of our 10% convertible senior notes due 2018 converted all such outstanding notes into 28,508,768 shares of our common stock. The issuance of the shares of our common stock was exempt from any registration requirements under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) of the Securities Act. See Item 8, Financial Statements and Supplementary Data, Note 6, Debt, for more information regarding our 10% convertible senior notes due 2018, and the conversion thereof that occurred during the fourth quarter of 2013.
COMMON STOCK PRICES
The high and low sales prices of our common stock in 2013 and 2012 were as follows:

	2013		2012
	High	Low	High	Low
First quarter	$30.44	$26.44	$19.44	$10.23
Second quarter	29.25	22.19	19.35	13.12
Third quarter	28.58	23.06	24.23	15.25
Fourth quarter	28.77	25.13	28.52	20.84

PERFORMANCE GRAPH
The following graph and table compare the cumulative total stockholder return on our common stock with the Standard and Poor’s 500 Index, or S&P 500, and the Dow Jones U.S. Construction and Materials Index, or DJUSCN, in each case assuming an initial investment of $100 and full dividend reinvestment, for the five-year period ended December 31, 2013.

	Value of Investment as of December 31
	2008	2009	2010	2011	2012	2013
USG	$100	$175	$209	$126	$349	$353
S&P 500	100	126	146	149	172	228
DJUSCN	100	113	136	127	178	231
All amounts are rounded to the nearest dollar.

Item 6.	SELECTED FINANCIAL DATA

(dollars in millions, except per-share data)	Years Ended December 31,
	2013	2012	2011 (a)	2010 (a)	2009 (a)
Statement of Operations Data:
Net sales	$3,570	$3,224	$2,910	$2,834	$3,130
Cost of products sold	2,989	2,829	2,752	2,697	3,011
Gross profit	581	395	158	137	119
Selling and administrative expenses	320	304	289	295	286
Litigation settlement income (b)	—	—	—	—	(97)
Restructuring and long-lived asset impairment charges	3	18	75	110	76
Goodwill and other intangible asset impairment charges	—	—	—	—	43
Operating profit (loss)	258	73	(206)	(268)	(189)
Interest expense	203	206	211	183	165
Interest income	(3)	(4)	(6)	(5)	(4)
Loss on extinguishment of debt	—	41	—	—	—
Other (income) expense, net	(1)	—	(1)	1	(10)
Income (loss) from continuing operations before income taxes	59	(170)	(410)	(447)	(340)
Income tax expense (benefit) (c)	11	12	(14)	(37)	445
Income (loss) from continuing operations	48	(182)	(396)	(410)	(785)
Income (loss) from discontinued operations, net of tax	(2)	2	6	5	(2)
Gain on sale of discontinued operations, net of tax	—	55	—	—	—
Net income (loss)	46	(125)	(390)	(405)	(787)
Less: Net income (loss) attributable to noncontrolling interest	(1)	1	—	—	—
Net income (loss) attributable to USG	$47	$(126)	$(390)	$(405)	$(787)
Income (loss) from continuing operations per common share:
Basic	0.45	(1.72)	(3.81)	(4.08)	(7.91)
Diluted	0.44	(1.72)	(3.81)	(4.08)	(7.91)

Balance Sheet Data (as of the end of the year):
Working capital	$1,132	$776	$715	$924	$958
Current ratio	2.99	2.41	2.36	2.75	2.96
Cash and cash equivalents	810	546	365	629	690
Property, plant and equipment, net	2,103	2,100	2,104	2,252	2,411
Total assets	4,121	3,723	3,719	4,087	4,097
Long-term debt (d)	2,292	2,305	2,297	2,301	1,955
Total stockholders’ equity	662	19	156	619	930
Other Information:
Capital expenditures	$124	$70	$54	$38	$43
Closing stock price per common share as of December 31	$28.38	$28.07	$10.16	$16.83	$14.05
Average number of employees (e)	8,732	8,758	8,880	9,450	10,800

(a)
Amounts reflected above have been adjusted to reflect our European businesses, which were sold on December 27, 2012, as discontinued operations. See Note 3 to our consolidated financial statements in Item 8 of this report.

(b)	Reflects settlement income, net of fees, from our lawsuit against Lafarge North America Inc. and its parent, Lafarge S.A.

(c)
Income tax expense (benefit) includes a noncash increase (decrease) in the deferred tax asset valuation allowances of $(8) million in 2013, $76 million in 2012, $149 million in 2011, $179 million in 2010 and $575 million in 2009.

(d)	Amounts reflected above exclude currently maturing portion of long-term debt.

(e)	As of December 31, 2013, we had approximately 8,900 employees worldwide. For 2011, 2010 and 2009, the average number of employees includes our discontinued operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
SEGMENTS
Through our subsidiaries, we are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during 2013

•	residential and nonresidential repair and remodel activity accounted for approximately 49% of our net sales,

•	new residential construction accounted for approximately 25% of our net sales,

•	new nonresidential construction accounted for approximately 24% of our net sales, and

•	other activities accounted for approximately 2% of our net sales.
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
As discussed below under Key Strategies and Recent Developments, on February 27, 2014, we contributed certain assets to the USG Boral Joint Venture, including our operations in the Asia-Pacific region.
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
Geographic Information: In 2013, approximately 81% of our net sales were attributable to the United States. Canada accounted for approximately 11% of our net sales, and other foreign countries accounted for the remaining 8%.

FINANCIAL INFORMATION
Consolidated net sales increased for the third consecutive year in 2013, up $346 million, or 11%, compared to 2012. We had an operating profit of $258 million in 2013 compared to $73 million in 2012. Our income from continuing operations was $48 million, or $0.44 per diluted share, in 2013 compared to an operating loss from continuing operations of $182 million, or $(1.72) per diluted share, in 2012. As of December 31, 2013, we had $952 million of cash and cash equivalents and marketable securities compared with $677 million as of December 31, 2012. Our total liquidity was $1.266 billion as of December 31, 2013 (including $314 million of borrowing availability under our revolving credit facilities) compared to $874 million as of December 31, 2012 (including $197 million of borrowing availability under our revolving credit facilities). Liquidity as of December 31, 2013 included the net proceeds of our $350 million notes offering completed in October 2013, which we used, together with cash on hand, to fund our investment in the USG Boral Joint Venture on February 27, 2014, as further discussed below under Key Strategies and Recent Developments.
KEY STRATEGIES AND RECENT DEVELOPMENTS
We continue to focus on the following strategic priorities:

•	strengthen our core businesses;

•	diversify our earnings by expanding in select emerging markets and growing our nonwallboard product lines; and

•	differentiate USG from our competitors through innovation.
In line with our strategy to diversify our earnings, on February 27, 2014, we and certain of our subsidiaries formed a 50/50 joint venture (the "USG Boral Joint Venture") with Boral Limited ("Boral") and certain of its subsidiaries. The USG Boral Joint Venture manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the "Territory"). The products that USG and Boral manufacture and distribute through the USG Boral Joint Venture include products for wall, ceiling, floor lining and exterior systems that utilize gypsum, wallboard, mineral fiber ceiling tiles, steel grid and studs, joint compound and other products.
As consideration for our 50% ownership in the USG Boral Joint Venture, we made a $513 million cash payment to Boral, which includes a $500 million base price and $13 million of customary estimated working capital and net debt adjustments, contributed to the USG Boral Joint Venture our subsidiaries and joint venture investments in China, Singapore, India, Malaysia, New Zealand, Australia and the Middle East, including our joint ventures in Oman, and granted to the USG Boral Joint Venture a license to use certain of our intellectual property rights in the Territory. We funded our cash payment with the net proceeds from our October 2013 issuance of $350 million of 5.875% senior notes and cash on hand. In the event certain performance targets are satisfied by the USG Boral Joint Venture, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised of $25 million based on performance during the first three years after closing and up to $50 million based on performance during the first five years after closing. The cash portion of the consideration paid to Boral remains subject to customary post-closing adjustments.
The USG Boral Joint Venture is targeting the distribution of 50% of combined after tax profits to USG and Boral in proportion to their respective ownership interests; provided, however, that the USG Boral Joint Venture will not pay dividends if such payments are, among other things, restricted pursuant to the terms of the credit facilities maintained by the USG Boral Joint Venture, inconsistent with the then-applicable strategic plan, or illegal.
The USG Boral Joint Venture will be operated in accordance with the terms of a shareholders’ agreement. As an ongoing operation, it is our intent that USG Boral Joint Venture will be funded from its net cash flow from operations and third-party financing. Our subsidiaries in Singapore, India, Malaysia, New Zealand and Australia and our consolidated joint ventures in Oman that were contributed to the USG Boral Joint Venture had approximately $51 million in net sales and an operating loss of $3 million, and as a result of our contribution of these entities to the USG Boral Joint Venture, the net sales and operating profit (loss) attributable to these entities will no longer be included in those line items on our consolidated statement of operations. Instead, our share of the equity income from the USG Boral Joint Venture will be included separately within operating profit.
Our investment in the USG Boral Joint Venture will be accounted for as an equity method investment and initially measured at cost. Our existing wholly owned subsidiaries and consolidated variable interest entities that were contributed into the joint venture will be deconsolidated.

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
For the new residential construction market, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows the start of construction by one to two months. Based on preliminary data reported by the U.S. Census Bureau, housing starts in the United States increased 18.7% in 2013 to 926,800 compared with 780,600 in 2012. This followed a 28.2% increase in 2012 compared with 2011. For December 2013, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau to be 1,048,000 units. While housing starts increased for the fourth consecutive year in 2013, they are still low by historical standards. Industry analysts believe that the recovery in new residential construction will continue, although the recovery over the next few years may be uneven and modest, and that over the longer term housing starts will begin to reach historical averages. Industry analysts’ forecasts for 2014 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 1,000,000 to 1,230,000 units, based on the average of the bottom ten and top ten forecasts including in the report, respectively. We currently estimate that 2014 housing starts in the United States will be in the range of 1,000,000 to 1,100,000.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to McGraw-Hill Construction's most recent construction market forecast, total floor space for which new nonresidential construction contracts were signed in the United States increased 5% in 2013 compared with 2012. This followed a 10% increase in 2012 compared with 2011 and a 3% increase in 2011 compared with 2010. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 11% in 2014 from the 2013 level. McGraw-Hill's forecast includes several building types which do not generate significant demand for our products; therefore, we anticipate new nonresidential construction growth in our business sectors in 2014 compared to 2013 will be in the mid-single digits.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to approximately 5.09 million units in 2013, the highest level since 2006, reflecting a 9.2% increase from the 2012 level of 4.66 million units. The rising levels of existing home sales and home resale values have contributed to an increase in demand for our products from the residential repair and remodel market in 2013. We currently estimate that overall repair and remodel spending in 2013 increased approximately 7% over the 2012 level and that overall repair and remodel spending growth in 2014, compared to 2013, will be in the mid-single digits.
However, the rate of recovery in the new residential construction market, new nonresidential construction market and the repair and remodel market still remains uncertain and will depend on broader economic issues such as employment, foreclosures, house price trends, availability of mortgage financing, interest rates, income tax policy, consumer confidence, lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures.
We expect improvement over the next twelve months in the construction industries in our largest international markets, Canada and Mexico. Emerging markets, including those that will be included in the USG Boral Joint Venture, as discussed above under Key Strategies and Recent Developments, provide opportunities for our operations to serve the increased demand for products in these regions, although the rate of growth in certain emerging markets has slowed.
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

During the last several years, our results of operations have been adversely affected by the economic downturn and uncertainty in the financial markets. Although our North American Gypsum segment has improved in connection with increased activity in residential housing in 2012 and 2013, it continued to be adversely affected by the low level of residential and other construction activity compared to historical averages. Our Building Products Distribution segment, which serves the residential and commercial markets, and our Worldwide Ceilings segment, which primarily serves the commercial markets, have both showed some improvements, however, they continued to be adversely affected by the low levels of new commercial construction activity.
Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 20.9 billion square feet in 2013, up approximately 8% from 19.3 billion square feet in 2012.
U.S. Gypsum shipped 5.14 billion square feet of SHEETROCK® brand gypsum wallboard in 2013, a 9% increase from 4.72 billion square feet in 2012. SHEETROCK® Brand UltraLight Panels accounted for approximately 55% of that volume. U.S. Gypsum’s share of the gypsum board market in the United States, which includes, for comparability, its shipments of SHEETROCK® brand gypsum wallboard, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing, was approximately 26% in 2013, unchanged from 2012.
There is excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 32.7 billion square feet as of January 1, 2014. We estimate that the industry capacity utilization rate was approximately 73% during the fourth quarter of 2013 and approximately 64% during the full year 2013 compared to approximately 63% during the fourth quarter of 2012 and approximately 58% during the full year 2012, respectively. Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2014, but the magnitude of any increase will be dependent primarily on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will experience a modest increase in 2014 compared to 2013. Despite our realization of improvement in our average wallboard selling price, we could experience pressure on gypsum wallboard selling prices and our gross margins at such low levels of capacity utilization. In early 2014, as it did in 2013 and 2012, U.S. Gypsum implemented a price increase for wallboard with the new price being set for the year. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices. If we are unable to maintain our prices increases, our net sales and operating profit may be materially and adversely impacted.
RESTRUCTURING, IMPAIRMENTS AND OTHER INITIATIVES
Since January 2007, we have temporarily idled or permanently closed approximately 3.8 billion square feet of our highest-cost wallboard manufacturing capacity and our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada. We have eliminated approximately 4,830 salaried and hourly positions from 2007 to 2012. As part of our efforts to reduce the cost structure, we closed a total of 125 distribution branches during that same timeframe. We continue to monitor economic conditions in our markets and will adjust our operations as needed.
Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the current recovery results in increases in demand similar to those realized in recoveries from past cycles, we believe we will generate significant cash flows when our markets fully recover. However, this recovery could be slower than recoveries in the past, as the most recent downturn was especially steep. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. If the recovery in our markets is delayed, or we experience a future downturn in the housing and construction-based markets, material write-downs or impairment charges may be required in the future. The magnitude, likelihood and timing of those possible charges would be dependent on the severity and duration of the downturn, should the downturn materialize, and cannot be determined at this time. Any material restructuring or impairment charges, including write-downs of property, plant and equipment, would have a material adverse effect on our results of operations and financial condition. We will continue to monitor economic forecasts and their effect on our facilities to determine whether any of our assets are impaired.
Our focus on costs and efficiencies, including capacity closures and overhead reductions, helped to mitigate the effects of the most recent downturn in all of our markets. As economic and market conditions warrant, we will evaluate alternatives to further reduce costs, improve operational efficiency and maintain adequate liquidity. Actions to reduce costs and improve efficiencies could require us to record additional restructuring charges. See Liquidity and Capital Resources below for information regarding our cash position and credit facilities.

Consolidated Results of Operations

				Favorable (Unfavorable)
				2013 vs. 2012		2012 vs. 2011
(dollars in millions, except per-share data)	2013	2012	2011	$	%	$	%
Net sales	$3,570	$3,224	$2,910	$346	11%	$314	11%
Cost of products sold	2,989	2,829	2,752	(160)	(6)%	(77)	(3)%
Gross profit	581	395	158	186	47%	237	150%
Selling and administrative expenses	320	304	289	(16)	(5)%	(15)	(5)%
Restructuring and long-lived asset impairment charges	3	18	75	15	83%	57	76%
Operating profit (loss)	258	73	(206)	185	*	279	*
Interest expense	203	206	211	3	1%	5	2%
Interest income	(3)	(4)	(6)	(1)	(25)%	(2)	(33)%
Loss on extinguishment of debt	—	41	—	41	*	(41)	*
Other (income) expense, net	(1)	—	(1)	1	*	(1)	(100)%
Income (loss) from continuing operations before income taxes	59	(170)	(410)	229	*	240	59%
Income tax expense (benefit)	11	12	(14)	1	8%	(26)	(186)%
Income (loss) from continuing operations	48	(182)	(396)	230	*	214	54%
Income (loss) from discontinued operations, net of tax	(2)	2	6	(4)	*	(4)	(67)%
Gain on sale of discontinued operations, net of tax	—	55	—	(55)	*	55	*
Net income (loss)	46	(125)	(390)	171	*	265	68%
Less: Net income (loss) attributable to noncontrolling interest	(1)	1	—	2	*	(1)	*
Net income (loss) attributable to USG	$47	$(126)	$(390)	$173	*	$264	68%
Diluted earnings (loss) per share - continuing operations	$0.44	$(1.72)	$(3.81)	$2.16		$2.09

* not meaningful
NET SALES
Consolidated net sales in 2013 increased $346 million, or 11%, compared with 2012. This was our third consecutive year-on-year increase. Net sales increased 15% for our North American Gypsum segment, 4% for our Worldwide Ceilings segment and 9% for our Building Products Distribution segment. The higher levels of net sales for North American Gypsum and Building Products Distribution primarily reflected increased selling prices and higher volume for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard. The higher level of net sales for Worldwide Ceilings primarily reflected an increase in net sales for USG International and USG Interiors, primarily driven by higher selling prices for ceiling tile and grid and higher volume for ceiling grid.
Consolidated net sales in 2012 increased $314 million, or 11%, compared with 2011. This was our second year-on-year increase in net sales since 2006. Net sales increased 16% for our North American Gypsum segment, 3% for our Worldwide Ceilings segment and 8% for our Building Products Distribution segment. The higher level of net sales for North American Gypsum and Building Products Distribution primarily reflected increased volume and selling prices for U.S. Gypsum's SHEETROCK® brand gypsum wallboard. The slightly higher level of net sales for Worldwide Ceilings primarily reflected an increase in net sales for USG International and USG Interiors.
GROSS PROFIT
Gross profit was $581 million in 2013, $395 million in 2012 and $158 million in 2011. Gross profit as a percentage of net sales was 16.3% in 2013, 12.3% in 2012 and 5.4% in 2011. The higher percentage for 2013 compared with 2012 was primarily due to higher selling prices for U.S. Gypsum's SHEETROCK® brand gypsum wallboard. The higher percentage for 2012 compared with 2011 was primarily driven by higher selling prices and lower per unit manufacturing costs for U.S. Gypsum's SHEETROCK® brand gypsum wallboard.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $320 million in 2013, $304 million in 2012 and $289 million in 2011. The increase for 2013 compared with 2012 primarily reflected increased employee compensation and benefits, marketing expenses related to our new brand roll-out and higher information technology costs, partially offset by lower expense related to our incentive plans. The increase for 2012 compared with 2011 primarily reflected increased expenses related to our incentive plans driven by improved operating results in 2012. As a percentage of net sales, selling and administrative expenses were 9.0% in 2013, 9.4% in 2012 and 9.9% in 2011. The year-over-year decrease in the percentage for 2013 compared with 2012 was primarily attributable to the higher level of net sales partially offset by the increased costs described above. The year-over-year decrease in the percentage for 2012 compared with 2011 was attributable the higher level of net sales partially offset by higher incentive compensation in 2012.

RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES
In recent years, we implemented restructuring activities and, as a result, recorded restructuring and long-lived asset impairment charges of $3 million in 2013, $18 million in 2012 and $75 million in 2011. These charges primarily related to the temporary idling or permanent closure of production facilities, the permanent closure of a gypsum quarry and ship loading facility, the closure of distribution branches and salaried workforce reductions. Total cash payments charged against our restructuring reserve in 2013 amounted to $12 million. We expect future payments to be approximately $3 million in 2014, $3 million in 2015 and $5 million after 2015. On a segment basis, $8 million of all expected future payments relate to Building Products Distribution, $1 million to North American Gypsum and $2 million to Corporate. All restructuring-related payments in 2013 were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand.
See Note 12 to the consolidated financial statements for additional information related to restructuring and long-lived asset impairment charges and restructuring reserves.
INTEREST EXPENSE
Interest expense was $203 million in 2013, $206 million in 2012 and $211 million in 2011. Lower interest expense in 2013 primarily reflects the favorable impact of (a) the conversion of $325 million of our 10% convertible senior notes into common stock in December 2013 resulting in a decrease of $3 million of interest expense, (b) an increase in the amount of interest capitalized in 2013 compared to 2012, driven by higher capital expenditures, which resulted in a decrease of $3 million of interest expense and (c) the favorable impact of our second quarter 2012 refinancing, which included the issuance of 7.875% senior notes, the proceeds of which were used to fund a portion of the repurchase of our 9.75% senior notes, which lowered interest expense by $2 million. These favorable impacts were offset by $3 million of interest expense from our October 2013 issuance of $350 million of 5.875% senior notes and a $2 million bridge loan commitment fee. The decrease in interest expense in 2012 compared to 2011 primarily reflected the favorable impact of our second quarter 2012 refinancing.
LOSS ON EXTINGUISHMENT OF DEBT
In the second quarter of 2012, we recorded a $41 million loss on the extinguishment of debt, including premiums, the write-off of unamortized debt discount and deferred financing fees, in connection with the tender offer and repurchase of our 9.75% senior notes.
INCOME TAX EXPENSE (BENEFIT)
Income tax expense was $11 million in 2013 compared with $12 million in 2012. Our effective tax rate was 18.6% as we recorded expense of $11 million on pre-tax income of $59 million. Income tax expense in 2013 primarily reflects income taxes for certain foreign, state and local jurisdictions of $14 million, including $6 million of withholding taxes on dividends between foreign jurisdictions, partially offset by an income tax benefit of $3 million recorded in the first quarter of 2013, which primarily related to the release of the valuation allowance against a portion of our alternative minimum tax, or AMT, credits. This change in the realizability of those credits was due to the enactment of the American Taxpayer Relief Act of 2012.  Our income tax expense for 2012 was $12 million compared to an income tax benefit of $14 million in 2011 due to higher earnings in foreign jurisdictions.
The effective tax rates based on our income (loss) from continuing operations were (7.1)% for 2012 and 3.4% for 2011. Since recording a full valuation allowance against our federal and state deferred tax assets in 2009, the effective tax rate is generally lower than statutory rates as we do not record a tax benefit from our losses in any domestic jurisdiction.
GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF TAX
On December 27, 2012, we consummated the sale of our European operations and received net proceeds of $73 million, resulting in a gain on the sale of $55 million net of tax. See further discussion in Note 3 to our consolidated financial statements included in Item 8 of this report.

Segment Results of Operations
NORTH AMERICAN GYPSUM
Net sales and operating profit (loss) for the businesses comprising our North American Gypsum segment were as follows:

				2013 vs. 2012		2012 vs. 2011
				Favorable (Unfavorable)		Favorable (Unfavorable)
(dollars in millions)	2013(a)	2012(b)	2011(c)	$	%	$	%
Net Sales:
U.S. Gypsum	$1,758	$1,512	$1,297	$246	16%	$215	17%
CGC (gypsum)	348	336	307	12	4%	29	9%
USG Mexico	177	166	161	11	7%	5	3%
Other **	89	63	32	26	41%	31	97%
Eliminations	(123)	(114)	(102)	(9)	(8)%	(12)	(12)%
Total	$2,249	$1,963	$1,695	$286	15%	$268	16%

Operating Profit (Loss):
U.S. Gypsum	$216	$89	$(78)	$127	143%	$167	*
CGC (gypsum)	17	12	(1)	5	42%	13	*
USG Mexico	22	20	21	2	10%	(1)	(5)%
Other **	10	(5)	(78)	15	*	73	94%
Eliminations	(1)	(1)	—	—	*	(1)	*
Total	$264	$115	$(136)	$149	*	$251	*

*	Not meaningful

**
Includes our shipping company, our mining operation in Little Narrows, Nova Scotia, Canada, and, for 2011, our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada that we closed in the fourth quarter of 2011.

(a)	Operating profit in 2013 included restructuring charges of $3 million, which all related to U.S. Gypsum, and pension settlement charges of $9 million, which primarily related to U.S. Gypsum.

(b)
Operating profit in 2012 included restructuring and long-lived asset impairment charges of $15 million. These charges included $9 million related to our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, $5 million related to U.S. Gypsum and $1 million related to CGC (Gypsum).

(c)
The operating loss for 2011 included restructuring and long-lived asset impairment charges of $67 million. These charges included $57 million related to our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, and $10 million related to U.S. Gypsum.

U.S. Gypsum - 2013 Compared With 2012: Net sales in 2013 increased $246 million, or 16%, compared with 2012. Net sales of SHEETROCK® brand gypsum wallboard increased $170 million, or 27%, reflecting an 17% increase in average gypsum wallboard selling prices, which increased sales by $115 million, and a 9% increase in gypsum wallboard shipments, which raised sales by $55 million. Net sales of products other than SHEETROCK® brand gypsum wallboard were $966 million in 2013, a 9% increase compared with 2012. Net sales of SHEETROCK® brand joint compound were up $22 million due to a 6% increase in volume and a 1% increase in selling prices. Net sales of DUROCK® brand cement board increased $10 million due to a 10% increase in volume. The improvement in sales also included an increase in net sales for FIBERROCK® brand gypsum fiber panels of $4 million primarily due to a 17% increase in volume. Net sales of other products, including freight, increased an aggregate of $40 million compared with 2012.
Operating profit in 2013 increased $127 million, or 143% , compared with 2012, reflecting (a) a gross profit increase of $128 million for SHEETROCK® brand gypsum wallboard primarily due to higher selling prices, (b) a gross profit increase of $4 million for SHEETROCK® brand joint compound primarily due to higher volume and selling prices, partially offset by higher per unit costs, (c) a gross profit increase of $3 million for DUROCK® brand cement board primarily due to the increased volume, (d) a gross profit increase of $2 million for FIBEROCK® brand gypsum fiber panels due to the increased volume and, to a lesser extent, a 2% decrease in per unit costs, and (e) a $1 million aggregate increase in gross profit for other product lines. Operating profit was also favorably impacted by a $3 million decrease in restructuring charges and a $5 million decrease in miscellaneous costs. These favorable variations were partially offset by $9 million of pension settlement charges, a $2 million increase in selling and administrative expenses and an $8 million gain in the prior year from the sale of surplus assets.

New housing construction increased in 2013, resulting in increased demand for gypsum wallboard, as discussed above. U.S. Gypsum shipped 5.14 billion square feet of SHEETROCK® brand gypsum wallboard in 2013, a 9% increase from 4.72 billion square feet in 2012. During 2013, SHEETROCK® Brand UltraLight Panels accounted for 55% of all of our wallboard shipments in the United States. We estimate that industry capacity utilization rates averaged approximately 64% during 2013, while U.S. Gypsum’s capacity utilization rate averaged 55%.
In 2013, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $154.04 per thousand square feet, an increase of 17% from $131.70 in 2012 due to the implementation of a price increase for wallboard on January 1, 2013. During the fourth quarter of 2013, our average realized selling price for SHEETROCK® brand gypsum wallboard was $155.09 per thousand square feet, an increase of 1% from the third quarter of 2013 and an increase of 17% compared to the fourth quarter of 2012. In early 2014, as we did in 2013 and 2012, we implemented a price increase for wallboard with the new price being set for the year. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices. If we are unable to maintain our prices increases, our net sales and operating profit may be materially and adversely impacted.
Manufacturing costs per unit increased 1% for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard in 2013 compared with 2012, due primarily to per unit cost increases of 4% for conversion costs and 2% for raw materials, primarily due to gypsum and starch. These per unit cost increases were mostly offset by a per unit cost decrease of 3% for fixed costs, reflecting the favorable impact from higher volumes, and a per unit cost decrease of 1% for energy.
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
CGC (gypsum):  Net sales in 2013 were $348 million, up $12 million compared to 2012, primarily driven by $19 million of higher net sales for SHEETROCK® brand gypsum wallboard due to a 12% increase in average realized selling prices partially offset by a 2% decrease in volume. Net sales of joint treatment increased by $2 million and net sales of other non-wallboard products increased by $2 million. These increases in net sales were partially offset by the unfavorable impact of currency translation of $10 million and a decrease of $1 million in outbound freight. Operating profit was $17 million in 2013 compared with $12 million in 2012. This $5 million increase in operating profit was primarily driven by $11 million of higher gross profit for gypsum wallboard, primarily due to the increase in average realized selling prices, partially offset by an increase in per unit manufacturing costs, and a $3 million increase in gross profit for joint treatment products. These improvements were partially offset by a decrease of $2 million in gross profit for non-wallboard products, an increase of $6 million in miscellaneous costs and an increase of $1 million in cash discounts.
Net sales in 2012 were $336 million, up $29 million compared to 2011 primarily driven by an increase of $23 million in net sales for SHEETROCK® brand gypsum wallboard due to a 16% increase in volume partially offset by a decrease of 2% in selling prices. Net sales of joint treatment increased by $3 million and net sales of other non-wallboard products increased by $5 million. Currency translation had a $3 million unfavorable impact on net sales. Operating profit was $12 million in 2012 compared with an operating loss of $1 million in 2011. This $13 million increase in operating profit was primarily driven by the absence in 2012 of a $9 million unfavorable adjustment in 2011 related to the settlement with United States and Canadian tax authorities. An increase of $3 million in gross profit for gypsum wallboard, primarily due to the higher volume and 3% decrease in per unit manufacturing costs, and a $4 million increase in gross profit for non-wallboard products, was partially offset by a decrease of $1 million in gross profit for joint treatment products and an increase of $1 million in selling and administrative expenses.
USG Mexico: Net sales for our Mexico-based subsidiary were $177 million in 2013 compared with $166 million in 2012. The improvement included sales increases of $1 million for gypsum wallboard, reflecting 2% higher volume, partially offset by a 7% decrease in selling prices, $1 million for joint treatment products, $4 million for other products and the $5 million favorable impact of currency translation. Operating profit was $22 million in 2013 compared with $20 million in 2012 reflecting a $2 million increase in operating profit for drywall steel, a $2 million increase in operating profit for other nonwallboard products and the favorable impact from currency translation of $1 million. These increases were partially offset by a decrease in operating profit of $1 million for cement board, an increase of $1 million in miscellaneous costs and an increase of $1 million in selling and administrative expenses.
Comparing 2012 with 2011, net sales increased $5 million which included increased sales of $11 million for gypsum wallboard, reflecting 23% higher volume and 4% higher selling prices, $1 million for joint treatment products and $1 million for other products partially offset by the $4 million unfavorable impact of currency translation, a $2 million decline in sales for DUROCK® brand cement board and a $2 million decline in sales of drywall steel. Operating profit was $20 million in 2012 compared with $21 million in 2011 reflecting a $4 million decrease in operating profit for cement board and a $1 million decrease in operating profit for joint treatment products offset by an increase in operating profit of $2 million for gypsum wallboard and $2 million for other nonwallboard products.
Other: Other includes our shipping company, our mining operation in Little Narrows, Nova Scotia, Canada, and, for 2011, our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada that we closed in the fourth quarter of 2011. Net sales for these operations were $89 million in 2013, $63 million in 2012 and $32 million in 2011. Both year over year increases were primarily due to an increase in volumes shipped by our shipping company.
Operating profit of $10 million was recognized in 2013 compared with operating losses of $5 million for 2012 and $78 million for 2011. The increase in operating profit in 2013 compared to 2012 was driven by the favorable impact of $7 million of higher operating profit from our shipping company, due to increased shipments, and $8 million of higher operating profit primarily due to long-lived asset impairment charges in 2012 related to our closed gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada. The reduction in the operating loss in 2012 compared to 2011 was driven by the favorable impact of $21 million of higher operating profit from our shipping company, a $48 million reduction in restructuring and long-lived asset impairment charges and the absence of a $3 million unfavorable adjustment related to the settlement with United States and Canadian tax authorities in the third quarter of 2011.

WORLDWIDE CEILINGS
Net sales and operating profit for the businesses comprising our Worldwide Ceilings segment were as follows:

				2013 vs. 2012		2012 vs. 2011
				Favorable (Unfavorable)		Favorable (Unfavorable)
(dollars in millions)	2013 (b)	2012 (c)	2011	$	%	$	%
Net Sales:
USG Interiors	$467	$455	$448	$12	3%	$7	2%
USG International (a)	144	128	117	16	13%	11	9%
CGC (ceilings)	61	64	67	(3)	(5)%	(3)	(4)%
Eliminations	(47)	(47)	(49)	—	—%	2	4%
Total	$625	$600	$583	$25	4%	$17	3%

Operating Profit:
USG Interiors	$81	$71	$66	$10	14%	$5	8%
USG International (a)	2	1	3	1	100%	(2)	(67)%
CGC (ceilings)	11	11	13	—	—%	(2)	(15)%
Total	$94	$83	$82	$11	13%	$1	1%

* not meaningful

(a)
As discussed in Note 3 to our consolidated financial statements in Item 8 of this report, our European business operations have been classified as discontinued operations; therefore, the table above and discussion below exclude the results of the European operations previously included in USG International.

(b)	Operating profit for 2013 included a pension settlement charge of $2 million.

(c)	Operating profit for 2012 included restructuring and long-lived asset impairment charges of $1 million related to USG Interiors.
USG Interiors - 2013 Compared With 2012: Net sales for our domestic ceilings business increased to $467 million in 2013, a $12 million, or 3%, increase from $455 million in 2012. This increase was primarily due to higher average realized selling prices for ceiling tile and grid in addition to higher volume for ceiling grid, partially offset by lower volume for ceiling tile. Operating profit of $81 million was up $10 million, or 14%, compared with 2012, primarily due to a higher gross margin for ceiling grid and tile partially offset by the net impact of environmental charges accrued in 2013.
Net sales in 2013 increased $5 million for ceiling grid, $6 million for ceiling tile and an aggregate of $1 million for other product lines compared with 2012. The increase in ceiling grid sales was primarily attributable to an increase in average realized selling prices of 2%, which favorably affected sales by $3 million and a 1% increase in ceiling grid volume, which favorably affected sales by $2 million. An increase in average realized selling prices of 5% for ceiling tile, which favorably affected sales by $12 million, was partially offset by a 2% decrease in ceiling tile volume, which adversely affected sales by $6 million.
The increase in operating profit was attributable to an $8 million increase in gross profit for ceiling grid and an $11 million increase in gross profit for ceiling tile, and, to a lesser extent, a decrease of $1 million in restructuring costs. These favorable variances were partially offset by $6 million of environmental charges accrued in 2013, a pension settlement charge of $2 million, a $1 million increase in miscellaneous costs and a $1 million increase in overhead. Gross profit for ceiling grid was favorably affected by $7 million due to an increase in gross margin reflecting higher selling prices and a decrease in per unit manufacturing costs. An increase in volume further impacted ceiling grid gross profit by $1 million. Gross profit for ceiling tile increased by $13 million as a result of an increase in gross margin primarily reflecting higher selling prices. The improvement in ceiling tile gross profit was partially offset by a $2 million decline due to the decrease in ceiling tile volume.
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
USG International: Net sales in 2013 for USG International were $144 million, an increase of $16 million, or 13%, compared to 2012. This increase was primarily attributable to sales of SHEETROCK® brand gypsum wallboard in India as we entered this market in 2013, higher sales of gypsum and ceiling products in Latin America and increased sales of ceiling tile in the Asia-Pacific region. Operating profit for USG International increased to $2 million in 2013 from $1 million in 2012 primarily reflecting higher gross profit in Latin America, partially offset by increases in selling and administrative expenses and miscellaneous costs associated with our joint ventures in Oman.
Net sales in 2012 for USG International were $128 million, an increase of $11 million, or 9%, compared to 2011. This increase was primarily attributable to increased sales of gypsum wallboard, joint treatment and ceiling tile in Latin America partially offset by lower exports to the Middle East. Operating profit for USG International decreased to $1 million in 2012 from $3 million in 2011 primarily reflecting higher selling and administrative expenses partially offset by improved gross margins for gypsum products in Latin America.
As described above under Key Strategies and Recent Developments, on February 27, 2014, we contributed certain assets to the USG Boral Joint Venture, including our joint ventures and operations in India, Oman and the Asia-Pacific region.

CGC (ceilings): Net sales in 2013 were $61 million, a decrease of $3 million, or 5%, compared with 2012. Lower sales were primarily driven by lower volumes, partially offset by higher average realized selling prices, and a $2 million unfavorable impact of currency translation. Operating profit was $11 million in 2013 unchanged from 2012, which primarily reflected higher average realized selling prices for ceiling tile and grid, an increase in gross profit for specialty ceilings and a decrease in miscellaneous costs, offset by lower volumes for ceiling tile and grid.
Comparing 2012 with 2011, net sales decreased $3 million, or 4%, to $64 million and operating profit decreased to $11 million from $13 million. These results primarily reflected lower average realized selling prices for ceiling tile and lower volumes for ceiling grid partially offset by higher average realized selling prices for ceiling grid.
BUILDING PRODUCTS DISTRIBUTION
Net sales and operating profit (loss) for our Building Products Distribution segment, which consists of L&W Supply, were as follows:

				2013 vs. 2012		2012 vs. 2011
				Favorable (Unfavorable)		Favorable (Unfavorable)
(dollars in millions)	2013(a)	2012	2011(b)	$	%	$	%
Net sales	$1,245	$1,145	$1,060	$100	9%	$85	8%
Operating profit (loss)	6	(33)	(68)	39	*	35	51%
* not meaningful

(a)	The operating profit for 2013 includes a $1 million reduction to previously accrued restructuring charges and $3 million of pension settlement charges.

(b)	The operating loss for 2011 included restructuring and long-lived asset impairment charges of $7 million.

L&W Supply - 2013 Compared With 2012: Net sales in 2013 increased $100 million compared with 2012. Net sales of gypsum wallboard increased $75 million, or 21%, reflecting a 17% increase in average gypsum wallboard selling prices, which favorably affected sales by $62 million, and a 4% increase in gypsum wallboard shipments, which favorably affected sales by $13 million. The improvement also included an increase of $6 million, or 12%, for joint treatment products. Net sales decreased $3 million, or 1%, for construction metal products and $7 million, or 3%, for ceilings products. Net sales of all other products increased $30 million, or 12%. Same-location net sales for 2013 were up 12% compared with 2012.
Operating profit was $6 million in 2013 compared with an operating loss of $33 million in 2012. The improvement of $39 million was driven by increased gross profit of $24 million for gypsum wallboard, an aggregate gross profit increase of $10 million for other non-wallboard products, a decrease in the provision for bad debt of $7 million and the reduction to previously accrued restructuring expenses of $1 million in 2013 due to a change in estimate, partially offset by $3 million of pension settlement charges. The gross profit improvement for gypsum wallboard reflected a 20% increase in gross margin, and, to a lesser extent, the favorable impact of rebates.
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
L&W Supply - Distribution Branches: As of December 31, 2013, L&W Supply served its customers from 143 distribution branches in the United States. It operated 142 branches as of December 31, 2012 and 155 branches as of December 31, 2011. During the economic downturn, L&W Supply focused on reducing its cost structure and optimizing utilization of its personnel and assets. As part of L&W Supply's efforts to reduce its cost structure, it closed a total of 125 distribution branches from January 1, 2007 through December 31, 2012. The closures were widely dispersed throughout the markets that L&W Supply serves. In 2013, no distribution branches were closed, and one new branch was opened.
CORPORATE
Operating expenses for Corporate were $92 million in 2013, $83 million in 2012 and $80 million in 2011. The increased expenses in 2013 compared to 2012 primarily reflected an increase in marketing expenses resulting from our new brand roll-out and a higher level of expenses related to upgrades to our information technology. The increased expenses in 2012 compared to 2011 primarily reflected a higher level of expenses related to incentive compensation and an enterprise-wide initiative to improve back office efficiency partially offset by lower expenses related to upgrades to our technology.

Liquidity and Capital Resources
LIQUIDITY
As of December 31, 2013, we had $952 million of cash and cash equivalents and marketable securities compared with $677 million as of December 31, 2012. Our total liquidity was $1.266 billion as of December 31, 2013 (including $314 million of borrowing availability under our credit facilities in the United States, Canada and Oman) compared to $874 million as of December 31, 2012 (including $197 million of borrowing availability under our credit facilities in the United States and Canada).
We invest in cash equivalents and marketable securities pursuant to an investment policy that has preservation of principal as its primary objective. The policy includes provisions regarding diversification, credit quality and maturity profile that are designed to minimize the overall risk profile of our investment portfolio. The securities in the portfolio are subject to normal market fluctuations. See Note 4 to the consolidated financial statements for additional information regarding our investments in marketable securities.
Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds, outstanding borrowings under our ship mortgage facility and our Oman joint ventures' credit facilities, amounted to $2.355 billion ($2.359 billion in aggregate principal amount less $4 million of unamortized original issue discount) as of December 31, 2013 and $2.309 billion ($2.327 billion in aggregate principal amount less $18 million of unamortized original issue discount) as of December 31, 2012. As of December 31, 2013 and during the year then ended, there were no borrowings under our U.S. or Canadian revolving credit facilities and $11 million of borrowings outstanding under the credit facilities of our joint ventures in Oman. See Note 6 to the consolidated financial statements for additional information about our debt.
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
The facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of December 31, 2013, our fixed charge coverage ratio was 1.15-to-1.0. Because we currently satisfy the required fixed charge coverage ratio, we are not required to maintain a minimum borrowing availability under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility were approximately $252 million.
The maximum amount available for borrowing under CGC’s credit facility is Can. $40 million, all of which is available for borrowing. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of December 31, 2013 was $37 million. The maximum amount available for borrowing under the credit facilities of our consolidated joint ventures in Oman is $36 million, of which $25 million was available for term loan borrowings as of December 31, 2013.
Our $75 million aggregate principal amount of 10% convertible senior notes due 2018 are currently callable, subject to notice of redemption to the holders thereof of no less than 30 days and no more than 60 days. Accordingly, we currently may elect to redeem all or part of the convertible notes at stated redemption prices, plus accrued and unpaid interest. In lieu of redemption, holders may convert each $1,000 principal amount of the notes into shares of our common stock. The notes are initially convertible into 87.7193 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $11.40 per share, or a total of approximately 6.6 million shares. If we issue a notice of redemption of some or all of our 10% convertible senior notes due 2018, we believe based on recent trading prices of our common stock that the holders of such convertible notes currently would elect to convert their convertible notes called for redemption rather than receive the applicable redemption price.
See Liquidity Outlook below for a discussion of our recent payment of $513 million of cash on hand to fund our investment in the USG Boral Joint Venture, and our contribution to the USG Boral Joint Venture of our Oman joint ventures, as well as the corresponding Oman credit facilities.

CASH FLOWS
The following table presents a summary of our cash flows:

(millions)	2013	2012	2011
Net cash provided by (used for):
Operating activities - Continuing operations	$80	$68	$(205)
Investing activities - Continuing operations	(157)	138	(55)
Financing activities - Continuing operations	350	(38)	(9)
Discontinued operations	(2)	9	10
Effect of exchange rate changes on cash	(7)	4	(5)
Net increase (decrease) in cash and cash equivalents	$264	$181	$(264)

Operating Activities: Higher cash flows from operating activities in 2013 compared to 2012 primarily reflected stronger operating results in 2013, partially offset by higher cash outflows for working capital which includes (a) the impact on accounts receivable from higher sales in December of 2013 compared to December of 2012 and (b) $68 million of higher cash outflows for accounts payable and accrued expenses, which includes the payments for annual customer sales incentives and our management incentive programs during 2013. As of December 31, 2013, working capital (current assets less current liabilities) amounted to $1.132 billion, and the ratio of current assets to current liabilities was 2.99-to-1. As of December 31, 2012, working capital amounted to $776 million, and the ratio of current assets to current liabilities was 2.41-to-1. Higher working capital at December 31, 2013 includes the net proceeds of $344 million received for the October 2013 issuance of 5.875% senior notes as described in Financing Activities below.
Investing Activities: Net cash used for investing activities in 2013 was $157 million compared to net cash provided by investing activities of $138 million during 2012. The primary drivers of the $295 million variation were:

•
a $165 million difference between a net cash outflow in 2013 of $11 million for purchases of marketable securities, net of sale or maturities, compared with a net cash inflow in 2012 of $154 million from the sales or maturities of marketable securities, net of purchases;

•	net proceeds of $73 million from the sale of our European businesses in the fourth quarter of 2012; and

•	an increase in capital expenditures of $54 million, to $124 million in 2013 compared with $70 million in 2012.
Financing Activities: The net cash provided by financing activities in 2013 primarily reflected the net proceeds of $344 million from the October 2013 issuance of $350 million of 5.875% senior notes and $11 million of borrowings under the credit facilities of our Oman consolidated joint ventures. The net cash used for financing activities in 2012 reflected the $277 million paid in April 2012 to repurchase our $241 million principal amount of the 2014 Senior Notes, partially offset by the net proceeds of $243 million we received from the April 2012 issuance of the $250 million senior notes due 2020.
LIQUIDITY OUTLOOK
In 2013, our investing cash outflows included $17 million for the acquisition of mining rights and $124 million of capital expenditures, of which $20 million was spent by our Oman consolidated joint ventures. In 2014, in addition to the cash payment to Boral of $513 million in connection with our investment in the USG Boral Joint Venture, we plan to spend approximately $145 million on capital spending, which includes $135 million of capital expenditures in the normal course of our business and an additional $10 million consisting of the capital spending of our Oman consolidated subsidiaries prior to the closing of the USG Boral Joint Venture on February 27, 2014. We expect to fund these capital expenditures with cash from operations or cash on hand, and, if determined to be appropriate and available, borrowings under our revolving credit facilities.
Estimated future spending on approved capital expenditures for the replacement, modernization and expansion of operations totaled $307 million as of December 31, 2013 compared with $320 million as of December 31, 2012. Approved expenditures as of December 31, 2013 included $209 million for construction of a new, low-cost gypsum wallboard plant in Stockton, California. Commencement of construction of this facility has been delayed with the actual timing dependent on market conditions. Its cost will be reassessed when construction is considered ready to commence.
Interest payments are expected to decrease to approximately $183 million in 2014 compared with $195 million in 2013 primarily due to the conversion of $325 million of our 10% convertible senior notes in December 2013 partially offset by interest on the $350 million of 5.875% senior notes issued in October 2013. In 2014, we have term debt maturities of $59 million for our 9.75% senior notes and approximately $4 million of annual debt amortization under our ship mortgage facility. We have no other term debt maturities until 2016.

Our undistributed foreign earnings as of December 31, 2013 are considered permanently reinvested. The amount of cash and cash equivalents held by our foreign subsidiaries was $235 million as of December 31, 2013. Any repatriation of these funds to the U.S. would have an immaterial impact on our current tax rate due to our substantial net operating loss, or NOL, carryforwards and related valuation allowance.
We believe that cash, cash equivalents, and marketable securities on hand, cash available from future operations and our credit facilities will provide sufficient liquidity to fund our operations for at least the next 12 months. Cash requirements include, among other things, capital expenditures, working capital needs, employee retirement plans funding, debt amortization and other contractual obligations. Additionally, we may consider selective strategic transactions and alliances that we believe create value, including mergers and acquisitions, joint ventures, partnerships or other business combinations, restructurings and dispositions. Transactions of these types, if any, may result in material cash expenditures or proceeds.
Realization of Deferred Tax Asset
As of December 31, 2013, we had federal NOL carryforwards of approximately $2.067 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2033. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period.
As of December 31, 2013, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $270 million, of which $11.0 million will expire in 2014. The remainder will expire if unused in years 2015 through 2033. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $2 million as of December 31, 2013 against a portion of which we have historically maintained a valuation allowance.
During the year ended December 31, 2013, we decreased our valuation allowance by $130 million which resulted in a deferred tax asset valuation allowance of $995 million as of December 31, 2013. The decrease in the valuation allowance primarily related to the decrease in deferred tax assets for pension and state net operating losses. The valuation allowance has no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
See Note 14 to the consolidated financial statements in Item 8 for additional information regarding income tax matters.

Contractual Obligations and Other Commitments
As of December 31, 2013, our contractual obligations and commitments were as follows:

	Payments Due by Period
(millions)	Total	2014	2015- 2016	2017- 2018	There- after
Debt obligations (a)	$2,359	$63	$512	$934	$850
Other long-term liabilities (b)	644	5	18	9	612
Interest payments (c)	1,058	183	347	255	273
Purchase obligations (d)	509	120	168	101	120
Capital expenditures (e)	98	86	12	—	—
Operating leases	283	60	94	64	65
Investment in USG Boral Joint Venture (f)	588	513	—	25	50
Unrecognized tax benefits (g)	22	1	7	—	14
Total	$5,561	$1,031	$1,158	$1,388	$1,984

(a)	Excludes debt discount of $4 million.

(b)
Other long-term liabilities primarily consist of asset retirement obligations that principally extend over a 50-year period. The majority of associated payments are due toward the latter part of that period.

(c)	Reflects estimated interest payments on debt obligations as of December 31, 2013.

(d)	Purchase obligations primarily consist of contracts to purchase energy, certain raw materials and finished goods.

(e)	Reflects estimates of future spending on active capital projects that were approved prior to December 31, 2013 but were not completed by that date.

(f)
Reflects payment made on February 27, 2014 for our investment in the USG Boral Joint Venture, which is subject to post-closing adjustments, and scheduled earnout payments of $25 million based on performance during the first three years after closing and up to $50 million based on performance during the first five years after closing.

(g)	Reflects estimated payments (if required) of gross unrecognized tax benefits.

For 2014, our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974. We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $59 million to our pension plans in 2014.
The above table excludes liabilities related to postretirement benefits (retiree health care and life insurance). We voluntarily provide postretirement benefits for eligible employees and retirees. The portion of benefit claim payments we made in 2013 was $13 million. See Note 9 to the consolidated financial statements in Item 8 for additional information on future expected cash payments for pension and other postretirement benefits.
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
Legal Contingencies
We are named as defendants in litigation arising from our operations, including claims and lawsuits arising from the operation of our vehicles and claims arising from product warranties, workplace or job site injuries, and general commercial disputes. This litigation includes multiple lawsuits relating to Chinese-manufactured drywall distributed by L&W Supply in the southeastern United States in 2006 and 2007. In addition, USG Corporation, United States Gypsum Company, and CGC Inc. have been named as defendants in class action lawsuits alleging that North American wallboard manufacturers conspired to fix the price of wallboard sold in the United States and Canada.
We have also been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States.
We believe that we have appropriately accrued for our potential liability in connection with these matters, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. We do not expect these matters to have a material effect upon our results of operations, financial position or cash flows. See Note 19 to the consolidated financial statements in Item 8 for additional information regarding litigation matters. See, also, Part I, Item 1A, Risk Factors, for information regarding the possible effects of environmental laws and regulations on our businesses.
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
Our significant accounting policies are described in Note 1 to the consolidated financial statements in Item 8 of this annual report. Some of these significant accounting policies require us to make difficult, subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (1) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made and (2) different estimates reasonably could have been used, or changes in the estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our critical accounting estimates include the following:
PROPERTY, PLANT AND EQUIPMENT
We assess our property, plant and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying values of the assets may not be recoverable or a revision of remaining useful lives is necessary. Such indicators may include economic and competitive conditions, changes in our business plans or management’s intentions regarding future utilization of the assets or changes in our commodity prices. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of an asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying value. The determination of fair value is based on a discounted cash flow technique, in which multiple cash flow scenarios that reflect a range of possible outcomes and a risk-free rate of interest are used to estimate fair value, or on a market appraisal.
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
We regularly evaluate the recoverability of assets idled or at risk of being idled. In most cases, the idled assets are relatively older and higher-cost production plants or lines, which we refer to as facilities, and have relatively low carrying values. We consider idled facilities to be unimpaired if we plan to reopen them to meet future demand and the estimated future undiscounted cash flows exceed the carrying values of those facilities. We record impairment charges for facilities that we permanently close if their fair value is less than their carrying value and for temporarily idled facilities with estimated future undiscounted cash flows that do not exceed the carrying values of those facilities. Because we believe that we may be in the early stages of a recovery in the housing and other construction markets we serve, and a significant recovery is likely over the longer term which would result in higher demand than today’s conditions, it is our current intention to restart all facilities that are currently idled. As a result, estimated future undiscounted cash flows from their operations exceed their carrying values.
See Note 12 to our consolidated financial statements in Item 8 of this report for discussion of asset impairments during the years ended 2013, 2012 and 2011. On a segment basis, all of the permanently closed and temporarily idled wallboard, quarry, ship loading and paper facilities and related long-lived asset impairment charges during the years ended 2013, 2012 and 2011 related to our North American Gypsum segment. As of December 31, 2013, the total carrying value of net property, plant and equipment for the North American Gypsum segment was $1.796 billion, including the aggregate carrying value of $23 million, after impairment charges, of its facilities permanently closed and temporarily idled.
Our gypsum wallboard business is cyclical in nature, and prolonged periods of weak product demand or excess product supply may have a material adverse effect on our business, financial condition and operating results. This business is also sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. The rate of new home construction in the United States remains at low levels despite increases of approximately 18.7% in 2013 compared with 2012, 28.2% in 2012 compared with 2011 and 3.7% in 2011 compared with 2010.
INTANGIBLE ASSETS
We have indefinite and definite lived intangible assets with net values of $29 million and $25 million, respectively, as of December 31, 2013. See Note 5 to our consolidated financial statements in Item 8 of this report. Intangible assets determined to have indefinite useful lives, primarily comprised of trade names, are not amortized. We perform impairment tests for intangible assets with indefinite useful lives annually, or more frequently if events or circumstances indicate they might be impaired. The impairment tests consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. An income approach is used for valuing trade names. Assumptions used in the income approach include projected revenues and assumed royalty, long-term growth and discount rates.
In 2013, 2012 and 2011, our impairment tests for trade names indicated that there was no impairment.
Intangible assets with definite lives, primarily customer relationships, are amortized over their useful lives. Judgment is used in assessing whether the carrying amount is not expected to be recoverable over the assets’ estimated remaining useful lives and whether conditions exist to warrant a revision to the remaining periods of amortization. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of an asset group (undiscounted and without interest charges) is less than the carrying amount of the asset group. An impairment loss would be measured based on the difference between the fair value of the asset group and its carrying value. Customer relationships are currently being amortized over 10 years using annualized attrition rates. We periodically compare the current attrition rate with the attrition rates assumed in the initial determination of the useful life to ensure that the useful life is still appropriate. As of December 31, 2013, we determined that no impairment of customer relationships existed nor was a revision to the remaining useful life necessary.

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

		Increase (Decrease) in
Assumptions	Percentage Change	2014 Net Annual Benefit Cost	2013 Projected Benefit Obligation
Pension Benefits:
Discount rate	0.5% increase	$(7)	$(74)
Discount rate	0.5% decrease	8	82
Expected return on plan assets	0.5% increase	(6)	—
Expected return on plan assets	0.5% decrease	6	—
Postretirement Benefits:
Discount rate	0.5% increase	$—	$(9)
Discount rate	0.5% decrease	1	10
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
Results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the net benefit cost of future periods. The sensitivity of assumptions reflects the impact of changing one assumption at a time and is specific to conditions at the end of 2013. Economic factors and conditions could affect multiple assumptions simultaneously, and the effects of changes in assumptions are not necessarily linear.
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

•
our ability to successfully operate the USG Boral Joint Venture, including risks that our joint venture partner, Boral, may not fulfill its obligations as an investor or may take actions that are inconsistent with our objectives;

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
COMMODITY PRICE RISK
We use natural gas swap and option contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a significant portion of our anticipated purchases of natural gas is hedged for 2014. The aggregate notional amount of these hedge contracts in place as of December 31, 2013 was 14 million mmBTUs. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of these contracts was a $3 million unrealized gain as of December 31, 2013.

A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of December 31, 2013 was $3 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $58 million as of December 31, 2013, and they mature by December 31, 2014. The fair value of these contracts was an $1 million unrealized gain as of December 31, 2013.

A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of December 31, 2013 was $6 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of December 31, 2013, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.

A sensitivity analysis was also prepared to estimate the potential change in fair value of our marketable securities portfolio assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in fair value of our marketable securities as of December 31, 2013 would be approximately $1 million.
See Notes 1 and 7 to the consolidated financial statements in Item 8 for additional information regarding our financial exposures.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

USG CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except share and per-share data)	Years Ended December 31,
	2013	2012	2011
Net sales	$3,570	$3,224	$2,910
Cost of products sold	2,989	2,829	2,752
Gross profit	581	395	158

Selling and administrative expenses	320	304	289
Restructuring and long-lived asset impairment charges	3	18	75
Operating profit (loss)	258	73	(206)

Interest expense	203	206	211
Interest income	(3)	(4)	(6)
Loss on extinguishment of debt	—	41	—
Other (income) expense, net	(1)	—	(1)
Income (loss) from continuing operations before income taxes	59	(170)	(410)

Income tax expense (benefit)	11	12	(14)
Income (loss) from continuing operations	48	(182)	(396)

Income (loss) from discontinued operations, net of tax	(2)	2	6
Gain on sale of discontinued operations, net of tax	—	55	—

Net income (loss)	46	(125)	(390)

Less: Net income (loss) attributable to noncontrolling interest	(1)	1	—

Net income (loss) attributable to USG	$47	$(126)	$(390)

Earnings per common share - basic:
Income (loss) from continuing operations	$0.45	$(1.72)	$(3.81)
Income (loss) from discontinued operations	(0.02)	0.53	0.05
Net income (loss)	$0.43	$(1.19)	$(3.76)

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.44	$(1.72)	$(3.81)
Income (loss) from discontinued operations	(0.02)	0.53	0.05
Net income (loss)	$0.42	$(1.19)	$(3.76)

Average common shares	108,891,703	106,382,934	103,902,038
Average diluted common shares	111,434,543	106,382,934	103,902,038
The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(millions)	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$46	$(125)	$(390)

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Gain (loss) on derivatives qualifying as cash flow hedges, net of tax (benefit) of $0, $0 and $(1), respectively	4	(5)	—
Less: Reclassification adjustment for gain (loss) on derivatives included in net income, net of tax (benefit) of $0, $0 and $(2), respectively	1	(9)	(20)
Derivatives qualifying as cash flow hedges, net of tax (benefit) of $0, $0 and $1, respectively	3	4	20

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax (benefit) of $10, $(7) and $(7), respectively	247	(81)	(117)
Less: Amortization of prior service benefit (cost) included in net periodic pension cost, net of tax (benefit) of $(2), $(1) and $(1), respectively	(24)	1	(2)
Pension and postretirement benefits, net of tax (benefit) of $12, $(6) and $(6), respectively	271	(82)	(115)

Foreign currency translation:
Changes in foreign currency translation, net of tax of $0	(17)	22	(29)
Less: Translation gains realized upon sale of foreign entities, net of tax of $0	—	3	—
Foreign currency translation, net of tax of $0	(17)	19	(29)

Other comprehensive income (loss), net of tax	257	(59)	(124)

Comprehensive income (loss)	$303	$(184)	$(514)

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions, except share and per share data)		As of December 31,
		2013	2012
Assets
Current Assets:
Cash and cash equivalents		$810	$546
Short-term marketable securities		82	106
Restricted cash		5	1
Receivables (net of reserves: 2013 - $12; 2012- $16)		369	326
Inventories		332	304
Income taxes receivable		3	2
Deferred income taxes		52	2
Other current assets		47	40
Total current assets		1,700	1,327
Long-term marketable securities		60	25
Property, plant and equipment, net		2,103	2,100
Deferred income taxes		17	38
Other assets		241	233
Total assets		$4,121	$3,723

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable		$284	$286
Accrued expenses		216	237
Current portion of long-term debt		63	4
Deferred income taxes		—	22
Income taxes payable		5	2
Total current liabilities		568	551

Long-term debt		2,238	2,016
Long-term debt - related party		54	289
Deferred income taxes		66	5
Pension and other postretirement benefits		277	573
Other liabilities		256	270
Total liabilities		3,459	3,704
Stockholders’ Equity:
Preferred stock	– $1 par value, authorized 36,000,000 shares; outstanding - none	—	—
Common stock	– $0.10 par value; authorized 200,000,000 shares; issued: 2013 - 137,314,000 shares; 2012 - 107,851,000 shares	14	11
Treasury stock at cost - 2013 - 0 shares; 2012 - 1,000 shares		—	—
Additional paid-in capital		2,920	2,595
Accumulated other comprehensive income (loss)		24	(233)
Retained earnings (accumulated deficit)		(2,320)	(2,367)
Stockholders' equity of parent		638	6
Noncontrolling interest		24	13
Total stockholders’ equity including noncontrolling interest		662	19
Total liabilities and stockholders’ equity		$4,121	$3,723
The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(millions)	2013	2012	2011
Operating Activities
Net income (loss)	$46	$(125)	$(390)
Less: Income (loss) from discontinued operations, net of tax	(2)	2	6
Less: Gain on sale of discontinued operations, net of tax	—	55	—
Income (loss) from continuing operations	48	(182)	(396)

Adjustments to reconcile income (loss) from continuing operations to net cash:
Depreciation, depletion and amortization	155	156	164
Loss on extinguishment of debt	—	41	—
Long-lived asset impairment charges	—	8	53
Share-based compensation expense	19	17	21
Deferred income taxes	2	4	(8)
Provision for bad debt	—	7	9
Gain on asset dispositions	(1)	(8)	(6)
Pension settlement	16	—	—
(Increase) decrease in working capital:
Receivables	(44)	6	(15)
Income taxes receivable	(1)	6	(5)
Inventories	(28)	(12)	(17)
Other current assets	(4)	5	(3)
Payables	(4)	27	17
Accrued expenses	(23)	14	(10)
(Increase) decrease in other assets	(6)	1	(2)
Increase (decrease) in pension and other postretirement benefits	(63)	(16)	(23)
(Decrease) increase in other liabilities	(6)	(5)	17
Other, net	20	(1)	(1)
Net cash provided by (used for) operating activities - continuing operations	80	68	(205)
Investing Activities
Purchases of marketable securities	(205)	(137)	(355)
Sales or maturities of marketable securities	194	291	345
Capital expenditures	(124)	(70)	(54)
Acquisition of mining rights	(17)	(16)	—
Net proceeds from asset dispositions	2	14	9
Net proceeds from sale of business	—	73	—
Investments in joint ventures	(5)	(14)	—
Loans to joint ventures	—	(4)	(4)
Insurance proceeds	2	—	2
Return (deposit) of restricted cash	(4)	1	2
Net cash (used for) provided by investing activities - continuing operations	(157)	138	(55)
Financing Activities
Issuance of debt	361	248	—
Repayment of debt	(4)	(283)	(6)
Payment of debt issuance fees	(6)	(5)	—
Loan from venture partner	4	4	—
Issuances of common stock	4	4	—
Repurchases of common stock to satisfy employee tax withholding obligations	(9)	(6)	(3)
Net cash provided by (used for) financing activities - continuing operations	350	(38)	(9)

Net cash provided by operating activities - discontinued operations	(2)	10	11
Net cash used for investing activities - discontinued operations	—	(1)	(1)
Effect of exchange rate changes on cash	(7)	4	(5)
Net increase (decrease) in cash and cash equivalents	264	181	(264)
Cash and cash equivalents at beginning of period	546	365	629
Cash and cash equivalents at end of period	$810	$546	$365
(continued on the next page)

USG CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
(millions)	2013	2012	2011
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$192	$200	$196
Income taxes paid, net of refunds received	10	1	6
Amount in accounts payable for capital expenditures	13	10	5

Noncash Financing Activities:
Conversion of $325 million of 10% convertible senior notes due 2018, net of discount	(314)	—	—
Issuance of common stock upon conversion of debt	313	—	—
Acceleration of deferred financing fee amortization to additional paid-in capital	1	—	—
The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(millions, except share data)	Common Shares Issued (000)	Treasury Shares (000)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Non-controlling Interest	Total
Balance as of December 31, 2010	103,972	(1,096)	$10	$(55)	$2,565	$(1,851)	$(50)	$619	$—	$619
Net loss						(390)		(390)		(390)
Other comprehensive loss							(124)	(124)		(124)
Share-based compensation					21			21		21
Stock issuances	1,357	1,096		55	(25)			30		30
Balance as of December 31, 2011	105,329	—	$10	$—	$2,561	$(2,241)	$(174)	$156	$—	$156
Net (loss) income						(126)		(126)	1	(125)
Other comprehensive loss							(59)	(59)		(59)
Share-based compensation					17			17		17
Stock issuances	2,522	—	1	6	17			24		24
Repurchase of common stock		(1)		(6)				(6)		(6)
Changes in noncontrolling interest								—	12	12
Balance as of December 31, 2012	107,851	(1)	$11	$—	$2,595	$(2,367)	$(233)	$6	$13	$19
Net income (loss)						47		47	(1)	46
Other comprehensive income							257	257		257
Share-based compensation					19			19		19
Stock issuances	954	314	—	9	(4)			5		5
Stock issuances upon debt conversion	28,509		3		310			313		313
Repurchases of common stock		(313)		(9)				(9)		(9)
Changes in noncontrolling interest								—	12	12
Balance as of December 31, 2013	137,314	—	$14	$—	$2,920	$(2,320)	$24	$638	$24	$662
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
North American Gypsum manufactures SHEETROCK® brand gypsum wallboard and related products. Worldwide Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada and the Asia-Pacific region. Building Products Distribution distributes gypsum wallboard, drywall metal, ceilings products, joint compound and other building products throughout the United States.
Consolidation and Presentation
Our consolidated financial statements include the accounts of USG Corporation, its majority-owned subsidiaries and variable interest entities. Entities in which we have more than a 20% but not more than 50% ownership interest are accounted for using the equity method of accounting and are not material to our consolidated operations. All intercompany balances and transactions are eliminated in consolidation. On our consolidated statements of cash flows for the years ended December 31, 2012 and 2011, a portion of the amounts previously included within "(Decrease) increase in other liabilities" have been reclassified to "(Decrease) increase in pension and other postretirement benefits" to conform to the current year presentation, and amounts previously included in "Receivables" have been reclassified to "Provision for Bad Debt."
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
Advertising
Advertising expenses consist of media advertising and related production costs and sponsorships. We charge advertising expenses to earnings as incurred. These expenses amounted to $22 million for the year ended December 31, 2013 and $15 million for each of the years ended December 31, 2012 and 2011.

Research and Development
We charge research and development expenditures to earnings as incurred. These expenditures amounted to $21 million, $18 million and $13 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Income Taxes
We record income tax expense (benefit) under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to net operating loss, or NOL, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the change is enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
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
We include short-term financing receivables in receivables and long-term financing receivables in other assets on our consolidated balance sheets. Financing receivables are recorded at net realizable value which includes an allowance for credit losses. We review the collectability of financing receivables on an ongoing basis. We reserve for financing receivables determined to be uncollectible. This determination is based on the delinquency of the account and the financial condition of the other party. As of December 31, 2013, the allowance for credit losses was immaterial.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost. We record depreciation of property, plant and equipment on a straight-line basis over the expected useful lives of the assets. We have determined estimated useful lives to be 50 years for buildings and improvements, a range of 10 to 25 years for machinery and equipment, and 5 years for computer software and systems development costs. Leasehold improvements are capitalized and amortized over the shorter of the remaining lease term or remaining economic useful life. We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. There was $3 million of interest capitalized in 2013, and no interest was capitalized in 2012 or 2011. Facility start-up costs that cannot be capitalized are expensed as incurred and recorded in cost of products sold. We compute depletion on a basis calculated to spread the cost of gypsum and other applicable resources over the estimated quantities of material recoverable. We review property, plant and equipment for impairment when indicators of a potential impairment are present by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If we determine an impairment exists, the asset is written down to estimated fair value. As of December 31, 2013, we had $1 million of net property, plant and equipment included in other current assets on the consolidated balance sheet classified as “assets held for sale.” These assets are included in our North American Gypsum reportable segment. As of December 31, 2012, there were no assets classified as held for sale on our consolidated balance sheet. In 2012, we recognized a gain on the sale of approximately $4 million of assets which were previously classified as assets held for sale as of December 31, 2011.
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
Share-Based Compensation
We award share-based compensation to employees in the form of stock options, restricted stock units, market share units, and performance shares and to directors in the form of shares of our common stock. All grants under share-based payment programs are accounted for at fair value at the date of grant. We recognize expense on all share-based awards to employees expected to vest over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award.
Derivative Instruments
We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond two years. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to AOCI, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold in the current period. We periodically reassess the probability of the underlying forecasted transaction occurring. For derivatives designated as net investment hedges, we record changes in fair value to AOCI. For derivatives not designated as hedging instruments, all changes in fair value are recorded to earnings in the current period.
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
We have operations in a number of countries and use forward contracts from time-to-time to hedge the risk of changes in cash flows resulting from selected forecasted intercompany and third-party sales or purchases, as well as intercompany loans, denominated in non-U.S. currencies, or to hedge the risk of selected changes in our net investment in foreign subsidiaries. These contracts are designated as either cash flow hedges or net investment hedges or are not designated as hedging instruments.
Foreign Currency Translation
We translate foreign-currency-denominated assets and liabilities into U.S. dollars at the exchange rates existing as of the respective balance sheet dates. We translate income and expense items at the average exchange rates during the respective periods. We record translation adjustments resulting from fluctuations in exchange rates to AOCI on our consolidated balance sheets. We record transaction gains and losses to earnings. The total transaction loss was $4 million in 2013, $0 in 2012 and $4 million in 2011.
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
In February 2013, the Financial Accounting Standards Board, or FASB, issued "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this standard during the first quarter of 2013 and have included the required disclosure in Note 11.
In December 2011 and February 2013, the FASB issued an amendment to the Balance Sheet topic of the Accounting Standards Codification, or ASC, which requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. This standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. Accordingly, we adopted this amendment during the first quarter of 2013 and have included the required disclosure in Note 7.
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
On December 27, 2012, the sale of the European business operations was consummated in accordance with the terms of the SAPA, and we received net proceeds of $73 million resulting in a gain of $55 million, net of tax. Affiliates of Knauf are the beneficial owners of approximately 11% of USG’s outstanding shares of common stock.
The results of our European business operations sold to Knauf are classified as discontinued operations in the consolidated financial statements and accompanying footnotes presented in this report.

Sales from discontinued operations, operating profit from discontinued operations and income (loss) from discontinued operations before income taxes were as follows:

	Twelve months ended December 31,
(millions)	2013	2012	2011
Sales from discontinued operations	$—	$106	$114
Operating profit from discontinued operations	—	7	9
Income (loss) from discontinued operations before income taxes	(1)	6	10

4.	Marketable Securities
Our investments in marketable securities as of December 31, 2013 and 2012 consisted of the following:

	2013		2012
millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$87	$87	$82	$82
U.S. government and agency debt securities	12	12	16	16
Non-U.S. government debt securities	—	—	1	1
Asset-backed debt securities	20	20	6	6
Certificates of deposit	17	17	16	16
Municipal debt securities	6	6	10	10
Total marketable securities	$142	$142	$131	$131
The realized and unrealized gains and losses as of and for the years ended December 31, 2013, 2012 and 2011 were immaterial.
Contractual maturities of marketable securities as of December 31, 2013 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$82	$82
Due in 1-5 years	60	60
Total marketable securities	$142	$142

5.	Intangible Assets
Intangible assets are included in other assets on the consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of December 31, 2013			As of December 31, 2012
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(48)	$22	$70	$(41)	$29
Other	9	(6)	3	9	(6)	3
Total	$79	$(54)	$25	$79	$(47)	$32

The weighted average amortization periods are 10 years for customer relationships and 11 years for other intangible assets with definite lives. Total amortization expense was $7 million in 2013, $8 million in 2012 and $7 million in 2011. Estimated annual amortization expense is as follows:

(millions)	2014	2015	2016	2017	2018 and thereafter
Estimated annual amortization expense	$7	$7	$7	$2	$2
Intangible assets with indefinite lives are not amortized. These assets are summarized as follows:

	As of December 31, 2013			As of December 31, 2012
(millions)	Gross Carrying Amount	Impairment Charges	Net	Gross Carrying Amount	Impairment Charges	Net
Intangible Assets with Indefinite Lives:
Trade names	$22	$—	$22	$22	$—	$22
Other	8	1	7	8	—	8
Total	$30	$1	$29	$30	$—	$30

In 2013, 2012 and 2011, there was no impairment for any of our customer relationship or trade name intangible assets.

6.	Debt
Total debt as of December 31 consisted of the following:

(millions)	2013	2012
5.875% senior notes due 2021	$350	$—
6.3% senior notes due 2016	500	500
7.75% senior notes due 2018 (net of discount: 2012 - $1)	500	499
7.875% senior notes due 2020 (net of discount: 2013 - $1; 2012 - $2)	249	248
8.375% senior notes due 2018	350	350
9.75% senior notes due 2014	59	59
10% convertible senior notes due 2018 (net of discount: 2013 - $3; 2012 - $15) (1)	72	385
Ship mortgage facility (includes current portion of long-term debt: 2013 - $4; 2012 - $4)	25	29
Credit facilities of Oman joint ventures	11	—
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$2,355	$2,309
(1) In December 2013, $325 million of these notes were converted into shares of our common stock. See discussion below under Convertible Senior Notes and December 2013 Conversion.

5.875% Senior Notes due 2021 - On October 31, 2013, we issued $350 million aggregate principal amount of 5.875% senior notes due 2021. The notes bear interest at a rate of 5.875% per year and we will pay interest on May 1 and November 1 of each year, beginning May 1, 2014. The notes mature on November 1, 2021. See below for further description of these notes under Senior Notes.

2012 Repurchase of 9.75% Senior Notes and Issuance of 7.875% Senior Notes - On April 12, 2012, we completed a cash tender offer pursuant to which we repurchased approximately $118 million of our 9.75% senior notes due in 2014 for aggregate consideration, including tender offer premium and accrued and unpaid interest, of approximately $136 million. Subsequent to the completion of the cash tender offer, we repurchased an additional $123 million of these notes in privately negotiated transactions, for aggregate consideration, including premiums and accrued and unpaid interest, of $145 million. As a result of the repurchases, in the second quarter of 2012, we recorded a loss on early extinguishment of debt of $41 million, including premiums, the write-off of unamortized debt discount and deferred financing fees. As of December 31, 2013 and December 31, 2012, $59 million of these notes remain outstanding, net of an immaterial amount of unamortized debt discount. Also on April 12, 2012, we issued $250 million of 7.875% senior notes due March 30, 2020. The net proceeds from the issuance of these notes and cash on hand were used to fund the repurchases of the 9.75% senior notes and all related costs and expenses. We deferred $5 million of financing costs which we are amortizing to interest expense over the term of the notes. As of December 31, 2013, these notes are recorded on the consolidated balance sheet at $249 million, net of unamortized debt discount of $1 million.

Senior Notes
All of the senior notes, including the senior notes issued in October 2013, are senior unsecured obligations and rank equally with all of our other existing and future unsecured senior indebtedness. The indentures governing the notes contain events of default, covenants and restrictions that are customary for similar transactions, including a limitation on our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness.
Our obligations under the 5.875%, 7.875%, 8.375% and 9.75% senior notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries.
The interest rate payable on the 7.75% senior notes is subject to adjustment from time to time by up to 2% in the aggregate if the debt ratings assigned to the notes are upgraded or thereafter downgraded. At our current credit ratings, the interest rate on these notes is at the maximum level of 9.75%.
The 5.875%, 7.875%, 8.375% and 9.75% senior notes contain a provision requiring us to offer to purchase those notes at a premium of 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control. The 7.75% and 6.3% senior notes contain a provision requiring us to offer to purchase those notes at a premium of 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control and a related downgrade of the rating on the notes to below investment grade by both Moody’s Investors Service and Standard & Poor’s Financial Services LLC.
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
The 5.875% senior notes contain a similar provision that allows us to redeem those notes, in whole or in part from time to time, at our option, on or after November 1, 2016 at stated redemption prices, plus any accrued and unpaid interest to the redemption date. In addition, we may redeem the notes in whole or in part from time to time, at our option, prior to November 1, 2016 at a redemption price equal to 100% of the principal amount of the notes redeemed plus a premium (as specified in the supplemental indenture with respect to those notes), plus any accrued and unpaid interest.
Convertible Senior Notes and December 2013 Conversion
As of December 31, 2012, we had $400 million aggregate principal amount of 10% convertible senior notes due 2018 that were recorded on the consolidated balance sheet at $385 million, net of debt discount of $15 million. The notes bear cash interest at the rate of 10% per year until maturity, redemption or conversion. These notes are initially convertible into 87.7193 shares of our common stock per $1,000 principal amount of notes which is equivalent to an initial conversion price of $11.40 per share, or a total of 35.1 million shares. These notes contain anti-dilution provisions that are customary for convertible notes issued in transactions similar to that in which the notes were issued. These notes mature on December 1, 2018 and were callable beginning December 1, 2013, after which we could elect to redeem all or part of the notes at stated redemption prices, plus accrued and unpaid interest.

In November 2013, we issued a notice of redemption to redeem $325 million in aggregate principal amount of the outstanding notes at the stated redemption price of 105%. In December 2013, the holders of all $325 million in notes called for redemption elected to convert their notes into shares of our common stock. Accordingly, we issued an additional 28,508,768 shares of our common stock in connection with the conversion of the notes. As of December 31, 2013, the amount recorded on our consolidated balance sheet for the outstanding convertible senior notes is $72 million, net of unamortized debt discount of $3 million.

Affiliates of Berkshire Hathaway, Inc., who own approximately 28% of our outstanding shares of common stock as of December 31, 2013, held $300 million of these notes, prior to the December 2013 conversion, which are reflected on our consolidated balance sheets, net of unamortized debt discount, at $289 million as of December 31, 2012. As of December 31, 2013, affiliates of Berkshire Hathaway, Inc. held $56 million of these notes, which are reflected on our consolidated balance sheet, net of unamortized debt discount, at $54 million. Our consolidated statements of operations include the related interest expense of $29 million for the year ended December 31, 2013, and $31 million in each of the years ended December 31, 2012 and 2011, including the related accretion of the original debt discount. Our consolidated balance sheets as of December 31, 2013 and 2012 include the related accrued interest, in accrued expenses, of $0.5 million and $2.5 million, respectively.

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
Borrowings under the credit facility bear interest at a floating rate based on a base rate or, at our option, at the adjusted London Interbank Offering Rate, or LIBOR, plus 3.00%. We are also required to pay annual facility fees of 0.75% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit. We have the ability to repay amounts outstanding under the credit agreement at any time without prepayment premium or penalty. The credit facility matures on December 21, 2015 unless terminated earlier in accordance with its terms.
The credit agreement contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of December 31, 2013, our fixed charge coverage ratio was 1.15-to-1. Because we currently satisfy the required fixed charge coverage ratio, we are not required to maintain a minimum borrowing availability under the credit facility. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions. The credit agreement limits our ability to pay a dividend or repurchase our stock unless specified borrowing availability and fixed charge coverage ratio tests are met, and it prohibits payment of a dividend if a default exists under the agreement.
Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of December 31, 2013, and outstanding letters of credit, borrowings available under the credit facility were approximately $252 million. As of December 31, 2013 and during the year then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 3.3%. Outstanding letters of credit totaled $73 million as of December 31, 2013.
CGC Credit Facility
Our Canadian subsidiary, CGC Inc., or CGC, has a credit agreement with The Toronto-Dominion Bank which allows for revolving loans and letters of credit (up to Can. $3 million in aggregate) in an aggregate principal amount not to exceed Can. $40 million. The credit agreement matures on June 30, 2015, unless terminated earlier in accordance with its terms. The credit agreement is available for the general corporate purposes of CGC, excluding hostile acquisitions. The credit agreement is secured by a general security interest in substantially all of CGC’s assets other than intellectual property. As of December 31, 2013 and during the year then ended, there were no borrowings outstanding under this credit agreement. Had there been any borrowings as of that date, the applicable interest rate would have been 4.0%. As of December 31, 2013, outstanding letters of credit totaled Can. $0.8 million. The U.S. dollar equivalent of borrowings available under this agreement as of December 31, 2013 was $37 million.

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
Oman Credit Facilities
In June 2013, our joint ventures in Oman, which are fully consolidated, each entered into separate secured credit agreements, which are guaranteed by us and our joint venture partner.  The credit agreement for Zawawi Gypsum LLC, or ZGL, which matures in 2020, provides for term loans not to exceed $10 million and overdraft and letter of credit facilities of approximately $3 million in the aggregate. The credit agreement for USG-Zawawi Drywall LLC, or ZDL, which matures in 2022, provides for term loans not to exceed $26 million and overdraft and letter of credit facilities of $5 million in the aggregate. Each credit agreement is secured by a general security interest in the applicable joint venture's assets. Loans under the credit agreements may be made in Omani Rial or U.S. dollars. Loans made in Omani Rial bear interest at 4% and loans made in U.S. dollars bear interest at a floating rate based on LIBOR plus 3.5%. Loans may be repaid at any time, subject to a prepayment penalty if repaid within the first two years, for ZGL, or three years, for ZDL. As of December 31, 2013, there were outstanding term loan borrowings of $10 million under the ZGL credit agreement and $1 million under the ZDL credit agreement, each with an average effective interest rate of 3.8%. See Note 21 for discussion of our contribution of ZGL and ZDL, and the corresponding Oman credit facilities, into the USG Boral Joint Venture on February 27, 2014.
Ship Mortgage Facility
Our subsidiary, Gypsum Transportation Limited, or GTL, has a secured loan facility agreement with DVB Bank SE, as lender, agent and security trustee. Both advances provided for under the secured loan facility have been drawn, and the total outstanding loan balances under the facility were $25 million as of December 31, 2013 and $29 million as of December 31, 2012. Of the total amounts outstanding on our consolidated balance sheets as of December 31, 2013 and December 31, 2012, $4 million was classified as current portion of long-term debt as of both financial statement dates.
The loan balance under the secured loan facility bears interest at a floating rate based on LIBOR plus a margin of 1.65%. The interest rate was 1.92% as of December 31, 2013. Each advance is repayable in quarterly installments in amounts determined in accordance with the secured loan facility agreement, with the balance of each advance repayable eight years after the date it was advanced, or October 31, 2016 and May 22, 2017. The secured loan facility agreement contains affirmative and negative covenants affecting GTL and certain customary events of default. GTL has granted DVB Bank SE a security interest in the Gypsum Centennial and Gypsum Integrity ships and related insurance, contract, account and other rights as security for borrowings under the secured loan facility. USG Corporation has guaranteed the obligations of GTL under the secured loan facility and has agreed to maintain liquidity of at least $175 million.
Industrial Revenue Bonds
Our $239 million of industrial revenue bonds have fixed interest rates ranging from 5.5% to 6.4%. The weighted average rate of interest on our industrial revenue bonds is 5.875%. These bonds mature during the years 2028 through 2034.
OTHER INFORMATION
The fair value of our debt was $2.659 billion as of December 31, 2013 and $3.093 billion as of December 31, 2012 and was determined using the fair value hierarchy of inputs described in Note 1. The fair values were based on quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs and value drivers are observable and, as a result, are classified as Level 2.
Interest accrued on our debt as of December 31, 2013 and December 31, 2012 was $48 million and $47 million, respectively.
As of December 31, 2013, we were in compliance with the financial covenants contained in our credit facilities.

As of December 31, 2013, the amounts of total debt outstanding maturing in each of the next five years and beyond were as follows:

(millions)	2014	2015	2016	2017	2018	After 2018
Debt maturities	$63	$4	$508	$9	$925	$850

7.	Derivative Instruments
COMMODITY DERIVATIVE INSTRUMENTS
As of December 31, 2013, we had 14 million mmBTUs (millions of British Thermal Units) in aggregate notional amount of outstanding natural gas swap and option contracts to hedge forecasted purchases. All of these contracts mature by December 31, 2014. For contracts designated as cash flow hedges, the unrealized gain that remained in AOCI as of December 31, 2013 was $1 million. No ineffectiveness was recorded on contracts designated as cash flow hedges in 2013. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a regular basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was a $2 million unrealized gain as of December 31, 2013.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts to hedge purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $58 million as of December 31, 2013, and they mature by December 31, 2014. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in 2013. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was a $1 million unrealized gain as of December 31, 2013.
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
COUNTERPARTY RISK
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of December 31, 2013, our derivatives were in a $5 million net asset position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.

Our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of December 31, 2013, we were not required to have any collateral posted with our counterparties related to our derivatives. As required by certain of our agreements, we had $1 million of collateral posted with our counterparties related to our derivatives as of December 31, 2012. Amounts paid as cash collateral are included in receivables on our consolidated balance sheets.

We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our consolidated balance sheets, based on their fair value as of the balance sheet date.

FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2013	2012	2011		2013	2012	2011
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$1	$(4)	$(3)	Cost of products sold	$(2)	$(10)	$(17)
Foreign exchange contracts	3	(1)	2	Cost of products sold	3	2	(5)

Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	—	—	—	Gain on sale of discontinued operations	—	(1)	—
Total	$4	$(5)	$(1)		$1	$(9)	$(22)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2013	2012	2011
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$2	$—	$(4)
Foreign exchange contracts	Other (income) expense, net	—	—	—
Total		$2	$—	$(4)

As of December 31, 2013, we had no derivatives designated as net investment or fair value hedges.
The following are the fair values of derivative instruments on the consolidated balance sheets as of December 31, 2013 and 2012:

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		12/31/13	12/31/12		12/31/13	12/31/12
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$2	$1	Accrued expenses	$—	$2
Foreign exchange contracts	Other current assets	1	1	Accrued expenses	—	—
Total derivatives in hedging relationships		$3	$2		$—	$2

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		12/31/13	12/31/12		12/31/13	12/31/12
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$2	$1	Accrued expenses	$—	$—
Total derivatives not designated as hedging instruments		$2	$1		$—	$—

Total derivatives	Total assets	$5	$3	Total liabilities	$—	$2

8.	Fair Value Measurements
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
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12
Cash equivalents	$549	$284	$24	$46	$—	$—	$573	$330
Marketable securities:
Corporate debt securities	—	—	87	82	—	—	87	82
U.S. government and agency debt securities	—	—	12	16	—	—	12	16
Non-U.S. government debt securities	—	—	—	1	—	—	—	1
Asset-backed debt securities	—	—	20	6	—	—	20	6
Certificates of deposit	—	—	17	16	—	—	17	16
Municipal debt securities	—	—	6	10	—	—	6	10
Derivative assets	—	—	5	3	—	—	5	3
Derivative liabilities	—	—	—	(2)	—	—	—	(2)
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
During the third quarter of 2011, we decided that we would permanently close our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada. We measured the fair value of the Windsor real property, buildings, machinery and equipment as of September 30, 2011 by evaluating the current economic conditions for similar use assets using measurements classified as Level 3 and maximizing the use of available and reliable inputs observable in the marketplace. The fair value of the real property and buildings was estimated after considering a range of possible outcomes based on recent comparable sales and similar properties currently being marketed. Due to the lack of an established secondary market for the machinery and equipment and the lack of an income stream attributable to the machinery and equipment, the fair values were developed based upon a market approach considering comparable equipment adjusted for condition, age, functionality, obsolescence, marketability and location. As a result of our evaluation, long-lived Windsor assets with a carrying amount of $59 million were written down to their fair value of $6 million, resulting in a long-lived asset impairment charge of $53 million that was included in the consolidated statement of operations for 2011. During the fourth quarter of 2012, as a result of a change in estimate related to reclamation activities, we increased the related asset retirement obligation by $7 million with a corresponding increase to the long-lived Windsor assets. See Notes 11 and 12. Consequently, we recorded a long-lived asset impairment charge of $7 million to impair the assets down to a fair value of $6 million.

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
In 2013, we communicated to certain terminated vested participants in our USG Corporation Retirement Plan an option to receive a lump sum payment for their accrued benefits. The option commenced on October 1, 2013 and expired on November 15, 2013. For participants who elected this option, payments were made in December 2013 and we incurred a settlement charge of approximately $15 million, with a corresponding reduction in accumulated other comprehensive loss. As a result, the measurement of the pension benefit obligation, or PBO, as of December 31, 2013 included a reduction of approximately $80 million.
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
In 2010, we converted our prescription drug program for retirees over the age of 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan, or EGWP. Beginning in 2012, we use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. When those costs are eliminated, the Part D subsidies will be shared with retirees to reduce retiree contributions. The amount of the subsidies shared with retirees will reflect the various subsidy levels of our plan (subsidies vary by years of service at retirement). We formally adopted this change effective with the December 31, 2010 measurement of our liability for retiree medical costs. As a result, in the fourth quarter of 2010, we reduced our APBO by approximately $47 million and unrecognized prior service cost by the same amount. The credit to unrecognized prior service cost is being amortized into the statement of operations over the average remaining service of active plan participants to retirement eligibility.
The components of net pension and postretirement benefit costs are summarized in the following table:

(millions)	2013	2012	2011
Pension Benefits:
Service cost of benefits earned	$38	$32	$28
Interest cost on projected benefit obligation	63	64	63
Expected return on plan assets	(76)	(70)	(65)
Settlement (a)	16	—	2
Net amortization	43	34	24
Net pension cost	$84	$60	$52
Postretirement Benefits:
Service cost of benefits earned	$3	$3	$6
Interest cost on projected benefit obligation	7	8	14
Net amortization	(34)	(35)	(22)
Net postretirement (benefit) cost	$(24)	$(24)	$(2)
(a) In 2013, the settlement charge primarily relates to lump sum payments made to certain terminated vested participants in our USG Corporation Retirement Plan.
We use a December 31 measurement date for our plans. The accumulated benefit obligation, or ABO, for the defined benefit pension plans was $1.186 billion as of December 31, 2013 and $1.370 billion as of December 31, 2012.

	As of December 31,
(millions)	2013	2012
Selected information for pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$(32)	$(1,368)
Fair value of plan assets	3	1,131
Selected information for pension plans with benefit obligations in excess of plan assets:
Benefit obligation	$(1,146)	$(1,536)
Fair value of plan assets	1,021	1,133
The following table summarizes projected benefit obligations, plan assets and funded status as of December 31:

	Pension		Postretirement
(millions)	2013	2012	2013	2012
Change in Benefit Obligation:
Benefit obligation as of January 1	$1,536	$1,334	$186	$174
Service cost	38	32	3	3
Interest cost	63	64	7	8
Curtailment/settlements	(103)	—	—	—
Participant contributions	10	9	8	8
Benefits paid	(38)	(75)	(21)	(22)
Plan amendment	1	1	—	—
Actuarial (gain) loss	(115)	164	(13)	13
Foreign currency translation	(16)	7	(4)	2
Benefit obligation as of December 31	$1,376	$1,536	$166	$186
Change in Plan Assets:
Fair value as of January 1	$1,133	$965	$—	$—
Actual return on plan assets	203	162	—	—
Employer contributions	71	66	13	14
Participant contributions	10	9	8	8
Benefits paid	(38)	(75)	(21)	(22)
Curtailment/settlements	(103)	—	—	—
Foreign currency translation	(14)	6	—	—
Fair value as of December 31	$1,262	$1,133	$—	$—
Funded status	$(114)	$(403)	$(166)	$(186)
Components on the Consolidated Balance Sheets:
Noncurrent assets	$11	$—	$—	$—
Current liabilities	(1)	(2)	(13)	(14)
Noncurrent liabilities	(124)	(401)	(153)	(172)
Net liability as of December 31	$(114)	$(403)	$(166)	$(186)
Pretax Components in AOCI:
Net actuarial loss	$259	$563	$21	$37
Prior service cost (credit)	—	1	(179)	(215)
Total as of December 31	$259	$564	$(158)	$(178)

For our defined benefit pension plans, the 2013 actuarial gain of $115 million is primarily due to an increase in the discount rates used to determine the benefit obligation. The weighted-average discount rate increased from 4.20% at December 31, 2012 to 4.90% at December 31, 2013. The 2012 actuarial loss of $164 million was primarily due to reductions in discount rates used to determine the benefit obligation. The weighted-average discount rate used to determine the benefit obligation decreased from 4.95% at December 31, 2011 to 4.20% at December 31, 2012.

For the defined benefit pension plans, we estimate that during 2014 we will amortize from AOCI into net pension cost a net actuarial loss of $22 million and prior service cost of $1 million. For the postretirement benefit plans, we estimate that during 2014 we will amortize from AOCI into net postretirement cost a net actuarial loss of $1 million and a prior service credit of $36 million.
ASSUMPTIONS
The following tables reflect the assumptions used in the accounting for our plans:

	Pension		Postretirement
	2013	2012	2013	2012
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.90%	4.20%	4.60%	3.95%
Compensation increase rate *	3.50%	3.40%
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	4.20%	4.95%	3.95%	4.50%
Expected return on plan assets *	7.00%	7.00%
Compensation increase rate *	3.40%	3.30%
* Compensation increase rate and expected return on plan assets only applicable to our defined benefit pension plans.
For the measurement of the APBO at December 31, 2013 for our U.S. postretirement health care plan, the assumed health care cost trend rates start with an 8.00% increase in 2014, followed by a gradual decline in increases to 5.00% for 2020 and beyond. For the measurement of the APBO at December 31, 2012, the assumed health care cost trend rates started with a 7.10% increase in 2013, followed by a gradual decline in increases to 5.25% for 2016 and beyond.
Assumed health care cost trend rates can have a significant effect on the amounts reported for retiree health care costs. Effective January 1, 2011, we modified our U.S. postretirement health care plan to limit the increase in the annual amount we pay for retiree health care coverage for certain current and future retirees to 3% per year, which mitigates the impact of the increasing health care cost trend rates, as any additional increase will be the responsibility of plan participants. However, after January 1, 2015, due to the changes to the U.S. postretirement health care plan announced in 2011, as previously described, we will no longer have a material exposure to health care cost inflation for that plan.
For the measurement of the APBO at December 31, 2013 for our Canadian postretirement health care plan, the assumed health care cost trend rates start with a 8.5% increase in 2014, followed by a gradual decline in increases to 4% for 2032. For the measurement of the APBO at December 31, 2012, the assumed health care cost trend rates started with a 8.75% increase in 2013, followed by a gradual decline in increases to 4% for 2032 and beyond.
A one percentage point change in the assumed health care cost trend rates would have the following effects on our U.S. and Canadian plans:

(millions)	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	11	(9)
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
Our investment strategy is to invest in a diversified mix of asset classes in accordance with an asset allocation that we believe is likely to achieve our long-term target return while prudently considering risk. This strategy recognizes that many investment professionals believe that certain asset classes, such as equities, may be expected to produce the greatest return in excess of inflation over time, but may also generate the greatest level of volatility. Conversely, many investment professionals believe that an asset class such as fixed income securities may be likely to be less volatile, but may also produce lower returns over time. In order to manage risk, the plans’ pension and investment committees periodically rebalance their asset allocations and monitor the investment performance of the individual investment managers compared to their benchmark returns and investment guidelines on an ongoing basis, in part through the use of quarterly investment portfolio reviews and compliance reporting by investment managers. The pension and investment committees also evaluate risk by periodically conducting asset/liability studies to assess the correlation of the plans’ assets and liabilities and the degree of risk in the target asset allocations. The plans limit the use of leverage to select investment strategies where leverage is typically employed, such as private equity and real estate. Certain investment managers utilize derivatives, such as swaps, bond futures, and options, as part of their investment strategies. This is done primarily to gain a desired market exposure or manage factors such as interest rate risk or duration of a bond portfolio. The following table shows the aggregate target asset allocation on a weighted average basis for all the plans and the acceptable ranges around the targets as of December 31, 2013.

	Investment Policy
	Target	Range
Asset Categories:
Equity	61%	48% - 70%
Fixed income	23%	14% - 32%
Limited partnerships	12%	4% - 20%
Real estate	4%	0% - 10%
Cash equivalents and short-term investments	—	0% - 8%
Total	100%
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
During 2012, we made contributions to our pension plans that included 1,249,219 shares of our common stock, or the Contributed Shares. The Contributed Shares were contributed to the USG Corporation Retirement Plan Trust, or Trust, and were recorded on the consolidated balance sheet at the June 25, 2012 closing price of $16.48 per share, or approximately $20.6 million in the aggregate. The Contributed Shares are not reflected on the consolidated statement of cash flows because they were treated as a noncash financing activity. The Contributed Shares were valued for purposes of crediting the contribution to the Trust at a discounted value of $16.01 per share ($16.48 less a 2.8% discount), or approximately $20 million in the aggregate, by an independent appraiser retained by Evercore Trust Company, N.A., or Evercore, an independent fiduciary that has been appointed as investment manager with respect to the Contributed Shares. The Contributed Shares are registered for resale, and Evercore has authority to sell some or all of them, as well as other of our shares in the Trust, in its discretion as fiduciary. The remainder of our 2012 pension plan contributions, and all of our 2013 contributions, were made in cash. The Trust held no shares of our common stock as of December 31, 2013.

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
The fair values by hierarchy of inputs as of December 31 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	2013	2012	2013	2012	2013	2012	2013	2012
Asset Categories:
Equity: (a)
Common and preferred stock	$293	$273	$—	$—	$—	$—	$293	$273
USG common stock	—	12	—	—	—	—	—	12
Commingled/pooled/mutual funds	131	112	396	324	—	—	527	436
Total equity	424	397	396	324	—	—	820	721
Fixed income: (b)
U.S. government and agency debt securities	—	—	23	20	—	—	23	20
Non-U.S. government and agency debt securities	—	—	15	15	—	—	15	15
Corporate debt securities	—	—	25	19	—	—	25	19
Commingled/pooled funds	—	—	279	227	—	—	279	227
Other	—	—	1	—	1	1	2	1
Total fixed income	—	—	343	281	1	1	344	282
Limited partnerships (c)	—	—	—	—	39	45	39	45
Real estate funds (d)	—	—	—	—	35	36	35	36
Cash equivalents and short-term investments (e)	—	—	22	45	—	—	22	45
Total	$424	$397	$761	$650	$75	$82	$1,260	$1,129
Cash on hand							3	—
Receivables							—	5
Accounts payable							(1)	(1)
Total							$1,262	$1,133

(a)
The majority of these funds are invested with investment managers that invest in common stocks of large capitalization U.S. companies. Approximately 82% of these investments are actively managed. USG common stock represents 424,219 shares of New York Stock Exchange listed common stock at December 31, 2012. Certain investments in commingled/pooled equity funds have been classified as Level 2 in 2013 and 2012 because observable quoted prices for these institutional funds are not available.

(b)	Includes investments in individual fixed income securities and in institutional funds that invest in fixed income securities. For 2013 and 2012, these fixed income assets were classified as Level 2.

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
A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) between December 31, 2011 and December 31, 2013 is as follows:

(millions)	Fixed Income	Real Estate	Limited Partnerships	Total
Balance as of December 31, 2011	$1	$33	$88	$122
Realized gains (losses)	—	1	10	11
Unrealized gains (losses)	—	1	(8)	(7)
Purchases, sales and settlements:
Purchases	—	1	3	4
Sales	—	—	(48)	(48)
Settlements	—	—	—	—
Net transfers into (out of) Level 3	—	—	—	—
Balance as of December 31, 2012	$1	$36	$45	$82
Realized gains (losses)	—	1	5	6
Unrealized gains (losses)	—	2	(1)	1
Purchases, sales and settlements:
Purchases	—	—	—	—
Sales	—	(4)	(10)	(14)
Settlements	—	—	—	—
Net transfers into (out of) Level 3	—	—	—	—
Balance as of December 31, 2013	$1	$35	$39	$75
CASH FLOWS
For 2014, our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974. We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $59 million to our pension plans in 2014. Our cash payments for postretirement plans are estimated to be $13 million in 2014.
Total benefit payments we expect to make to participants, which include payments funded from USG’s assets as well as payments from our pension plans' assets, are as follows (in millions):

Years ended December 31	Pension Benefits	Postretirement Benefits
2014	$72	$13
2015	79	10
2016	84	11
2017	83	11
2018	100	12
2019 - 2023	558	53

Total charges for our defined contribution plans amounted to approximately $3 million in each of the years ended December 31, 2013, 2012 and 2011 and primarily consisted of contributions to our U.S. plan, commonly known as a 401(k) plan. The U.S. plan provides participating employees the opportunity to invest 1% to 50% of their compensation on a pretax basis in any of 21 investment options offered, subject to limitations on the amount that may be contributed by highly compensated employees. Participants earned a guaranteed company match of 10% on their contributions of up to 6% of their eligible compensation during 2013, 2012 and 2011. Effective as of January 1, 2014, the company match was increased to 25% of employee contributions up to 6% of their pay. Employees are fully vested in company matching contributions after three years of participation in the plan. USG’s contributions are charged to cost of products sold and selling and administrative expenses.

10.	Share-Based Compensation
We grant share-based compensation to eligible participants under our amended Long-Term Incentive Plan, or LTIP. The LTIP was approved by our Board of Directors and stockholders. As of December 31, 2013, a total of 12.7 million shares of common stock were authorized for grants under the LTIP, of which 3.2 million shares were reserved for future grants. The LTIP authorizes the Board, or the Board’s Compensation and Organization Committee, to provide equity-based compensation in the form of stock options, stock appreciation rights, or SARs, restricted stock, restricted stock units, or RSUs, market share units, or MSUs, performance shares and units, and other cash and share-based awards for the purpose of providing our directors, officers and other employees incentives and rewards for performance. We may issue common shares upon option exercises and upon the vesting or grant of other awards under the LTIP from our authorized but unissued shares or from treasury shares.
Our expense for share-based arrangements was $19 million in 2013, $17 million in 2012 and $21 million in 2011 and is included in selling and administrative expense in our consolidated statements of operations. No income tax benefits were recognized for share-based arrangements in the consolidated statements of operations in 2013, 2012 and 2011. We recognize expense on all share-based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Accordingly, expense is generally reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
STOCK OPTIONS
We granted stock options in 2012 and 2011 with exercise prices set at the closing price of USG common stock on the date of grant. The stock options generally become exercisable in four equal annual installments beginning one year from the date of grant, although they may become exercisable earlier in the event of death, disability, retirement or a change in control. The stock options generally expire ten years from the date of grant, or earlier in the event of death, disability or retirement.
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

Assumptions:	2012	2011
Expected volatility	59.03%	55.88%
Risk-free rate	1.24%	2.85%
Expected term (in years)	6.26	6.25
Expected dividends	—	—

A summary of stock options outstanding as of December 31, 2013 and of stock option activity during the fiscal year then ended is presented below:

	Number of Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2013	5,063	$25.02	6.18	$45
Exercised	(377)	10.34
Canceled	(197)	41.28
Forfeited	—	—
Outstanding at December 31, 2013	4,489	$25.54	5.21	$39
Exercisable at December 31, 2013	3,602	$27.98	5.51	$28
Vested or expected to vest at December 31, 2013	4,482	$25.55	5.20	$39
The weighted average grant date fair value was $8.39 for options granted during 2012 and $10.60 for options granted during 2011.
Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. The total intrinsic value of stock options exercised was $7 million in 2013, $7 million in 2012 and less than $1 million in 2011 and cash received from the exercise of stock options was $4 million in 2013, $4 million in 2012 and less than $1 million in 2011. As a result of the NOL we reported for federal tax purposes for 2013, 2012 and 2011, none of the excess tax benefit with respect to these exercises has been reflected in additional paid-in capital as of December 31, 2013. Included in our federal tax NOL carryforwards is $47 million for which a tax benefit of $17 million will be recorded in additional paid-in capital if the loss carryforward is utilized.
As of December 31, 2013, there was $2 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by stock options granted under the LTIP. We expect that cost to be recognized over a weighted average period of 1.9 years. The total fair value of stock options vested was $10 million during 2013, $5 million during 2012 and $14 million during 2011.

MARKET SHARE UNITS
We granted market share units, or MSUs, during 2013. Generally, half of the MSUs vest after a two-year period and the other half after a three-year period, in each case, based on our actual stock price performance during such periods. The number of MSUs earned will vary from 0% to 150% of the number of MSUs awarded depending on the actual performance of our stock price. In the case of termination of employment due to death, disability or retirement during the performance period, vesting will be pro-rated based on the number of full months employed in 2013. Awards earned will be issued at the end of the two-year and three-year periods. MSUs may vest earlier in the case of a change in control. Each MSU earned will be settled in common stock.
We estimated the fair value of each MSU granted on the date of grant using a Monte Carlo simulation that used the assumptions noted in the following table. Volatility was based on stock price history immediately prior to grant for a period commensurate with the expected term. The risk-free rate was based on zero-coupon U.S. government issues at the time of grant. The expected term represents the period from the valuation date to the end of the performance period.

Assumptions:	2013
Expected volatility	60.97%
Risk-free rate	0.35%
Expected term (in years)	2.38
Expected dividends	—

Nonvested MSUs outstanding as of December 31, 2013 and MSU activity during 2013 were as follows:

	Weighted Number of Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	—	$—
Granted	361	34.55
Vested	—	—
Forfeited	(2)	34.55
Nonvested at December 31, 2013	359	34.55
Total unrecognized compensation cost related to nonvested share-based compensation awards represented by MSUs granted under the LTIP was $2 million as of December 31, 2013. We expect that cost to be recognized over a weighted average period of 1.6 years.
RESTRICTED STOCK UNITS
We granted RSUs during 2013, 2012 and 2011. RSUs granted prior to 2013 generally vest in four equal annual installments beginning four years from the date of grant. RSUs granted as special retention awards, including those granted in 2013, generally vest after a specified number of years from the date of grant or at a specified date and RSUs granted with performance goals vest if those goals are attained. RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing market price of our common stock on the date of grant.
In 2013, we granted RSUs as special retention awards with respect to 39,500 shares of common stock that vest in four years from the date of grant.
RSUs outstanding as of December 31, 2013 and RSU activity during 2013 were as follows:

	Number of Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	1,249	$14.74
Granted	40	29.44
Vested	(487)	13.54
Forfeited	(2)	30.31
Nonvested at December 31, 2013	800	16.15
As of December 31, 2013, there was $4 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by RSUs granted under the LTIP. We expect that cost to be recognized over a weighted average period of 2.0 years. The total fair value of RSUs that vested was $7 million during 2013, $13 million during 2012 and $5 million during 2011.
PERFORMANCE SHARES
We granted performance shares during 2013, 2012 and 2011. The performance shares generally vest after a period of three years based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0% to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change in control, and pro-rated awards earned will be paid at the end of the three-year period. Each performance share earned will be settled in common stock.

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

Assumptions:	2013	2012	2011
Expected volatility	59.98%	67.63%	77.84%
Risk-free rate	0.43%	0.36%	1.20%
Expected term (in years)	2.88	2.89	2.89
Expected dividends	—	—	—
Nonvested performance shares outstanding as of December 31, 2013 and performance share activity during 2013 were as follows:

	Weighted Number of Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	360	$25.29
Granted	105	38.89
Vested	(152)	28.40
Forfeited	(5)	26.10
Nonvested at December 31, 2013	308	28.36
With respect to the 227,539 performance shares granted in 2011, for which the three-year performance period ended December 31, 2013, 152,295 performance shares vested for approximately 202,857 common shares based on the level of total stockholder return attained relative to the performance of the Dow Jones U.S. Construction and Materials Index, as adjusted. The remaining performance shares granted in 2011 were previously forfeited.
Total unrecognized compensation cost related to nonvested share-based compensation awards represented by performance shares granted under the LTIP was $4 million as of December 31, 2013. We expect that cost to be recognized over a weighted average period of 1.7 years.
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
The number of deferred stock units held by non-employee directors was approximately 182,632 as of December 31, 2013, 172,124 as of December 31, 2012 and 163,627 as of December 31, 2011. We recorded expense related to these deferred stock units of $1 million in 2013, $3 million in 2012 and zero in 2011.

11.	Supplemental Balance Sheet Information
INVENTORIES
Inventories as of December 31 consisted of the following:

(millions)	2013	2012
Finished goods and work in progress	$270	$245
Raw materials	62	59
Total	$332	$304
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31 consisted of the following:

(millions)	2013	2012
Land and mineral deposits	$181	$151
Buildings and improvements	1,139	1,132
Machinery and equipment	2,623	2,555
	3,943	3,838
Reserves for depreciation and depletion	(1,840)	(1,738)
Total	$2,103	$2,100
Annual depreciation and depletion expense	$135	$136
ACCRUED EXPENSES
Accrued expenses as of December 31 consisted of the following:

(millions)	2013	2012
Self-insurance reserves	$22	$25
Employee compensation	58	71
Interest	48	47
Restructuring	3	8
Derivatives	—	2
Pension and other postretirement benefits	14	16
Environmental	18	14
Other	53	54
Total	$216	$237

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of accumulated other comprehensive income (loss), or AOCI, are summarized in the following table:

(millions)	Derivatives	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation	Total AOCI
Balance as of December 31, 2010	$8	$(106)	$48	$(50)
Other comprehensive income (loss) before reclassifications	—	(117)	(29)	(146)
Less: Amounts reclassified from AOCI, net of tax	(20)	(2)	—	(22)
Other comprehensive income (loss), net of tax	20	(115)	(29)	(124)
Balance as of December 31, 2011	$28	$(221)	$19	$(174)
Other comprehensive income (loss) before reclassifications	(5)	(81)	22	(64)
Less: Amounts reclassified from AOCI, net of tax	(9)	1	3	(5)
Other comprehensive income (loss), net of tax	4	(82)	19	(59)
Balance as of December 31, 2012	$32	$(303)	$38	$(233)
Other comprehensive income (loss) before reclassifications	4	247	(17)	234
Less: Amounts reclassified from AOCI, net of tax (a)	1	(24)	—	(23)
Other comprehensive income (loss), net of tax	3	271	(17)	257
Balance as of December 31, 2013	$35	$(32)	$21	$24
(a) The following table shows the components of the amounts reclassified from AOCI, net of tax:

2013
Derivatives
Net reclassification from AOCI for cash flow hedges included in cost of products sold	$(1)
Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—
Net amount reclassified from AOCI	$(1)

Defined Benefit Plans
Net reclassification from AOCI for amortization of prior service cost included in cost of products sold	$19
Net reclassification from AOCI for amortization of prior service cost included in selling and administrative expenses	7
Income tax benefit on reclassification from AOCI included in income tax expense (benefit)	(2)
Net amount reclassified from AOCI	$24

We estimate that we will reclassify a net $1 million after-tax gain on derivatives from AOCI to earnings within the next 12 months.
ASSET RETIREMENT OBLIGATIONS
Changes in our liability for asset retirement obligations during 2013 and 2012 consisted of the following:

(millions)	2013	2012
Balance as of January 1	$139	$114
Accretion expense	8	10
Liabilities incurred	3	3
Changes in estimated cash flows (a)	(11)	17
Liabilities settled	(4)	(5)
Foreign currency translation	(3)	—
Balance as of December 31	$132	$139
(a) Changes in estimated cash flows for the year ended December 31, 2012 include $7 million resulting from a change in estimate related to reclamation activities for our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada which we permanently closed during the third quarter of 2011.

Our asset retirement obligations include reclamation requirements as regulated by government authorities related principally to assets such as our mines, quarries, landfills, ponds and wells. The accounting for asset retirement obligations requires estimates by management about the timing of asset retirements, the cost of retirement obligations, discount and inflation rates used in determining fair values and the methods of remediation associated with our asset retirement obligations. We generally use assumptions and estimates that reflect the most likely remediation method on a site-by-site basis. Our estimated liability for asset retirement obligations is revised annually, and whenever events or changes in circumstances indicate that a revision to the estimate is necessary.
In instances where a decrease in the asset retirement obligation is in excess of the related remaining net book value of the asset retirement costs, the excess is recorded to the consolidated statement of operations as a reduction in cost of products sold. Asset retirement obligations are included in other liabilities on the consolidated balance sheets.

12.	Restructuring and Long-Lived Asset Impairment Charges
As part of our continuing efforts to adapt our operations to market conditions, we implemented restructuring activities in 2013, 2012 and 2011 that resulted in the following restructuring and long-lived asset impairment charges:

(millions)	2013	2012	2011
Long-lived asset impairment charges related to:
Permanently closed gypsum quarry and ship loading facility *	$—	$7	$53
Other	—	1	—
Total long-lived asset impairment charges	—	8	53
Asset impairment charges related to receivables and inventory	—	—	2
Severance	2	6	7
Lease obligations	(1)	—	4
Other exit costs	2	4	9
Total	$3	$18	$75

*
During the fourth quarter of 2012, as a result of a change in estimate related to reclamation activities, we increased the related asset retirement obligation by $7 million with a corresponding increase to the long-lived assets at this facility. Consequently, we recorded a long-lived asset impairment charge of $7 million to write the assets down to their fair value of $6 million. See Note 11. The 2011 charges include $42 million related to the write-down of the carrying values of long-lived assets at this facility and $11 million related to the acceleration of the facility’s asset retirement obligation.

2013
Total charges of $3 million primarily consisted of severance related to various cost-reduction programs, including our December 2012 management workforce reduction and salaried workforce reductions across various functional areas resulting from our initiatives to centralize and consolidate certain back-office operations as well as other exit costs. See Note 13 for restructuring charges by segment.
2012
Total charges of $18 million primarily related to the permanent closure of our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada and salaried workforce reductions. As a result of these actions, the number of salaried employees terminated and open salaried positions eliminated was approximately 90 and the number of hourly employees terminated and open hourly positions eliminated was approximately 40.
2011
Total charges of $75 million primarily related to the permanent closure of our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, L&W Supply Corporation's closure of nine distribution branches and its Nevada custom door and frames business and a salaried workforce reduction. As a result of these actions, the number of salaried employees terminated and open salaried positions eliminated was approximately 115 and the number of hourly employees terminated and open hourly positions eliminated was approximately 90.
Restructuring Reserve
A restructuring reserve of $11 million was included in accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2013. We expect future payments to be approximately $3 million in 2014, $3 million in 2015 and $5 million after 2015. On a segment basis, $1 million of all expected future payments relate to North American Gypsum, $8 million to Building Products Distribution and $2 million to Corporate. All restructuring-related payments were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand.

The restructuring reserve, and long-lived asset impairment charges, for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	Balance as of January 1	Annual Activity			Balance as of December 31
(millions)		Charges	Cash Payments	Asset Impairment
2013 Activity:
Severance	$5	$2	$(6)	$—	$1
Lease obligations	15	(1)	(4)	—	10
Other exit costs	—	2	(2)	—	—
Total	$20	$3	$(12)	$—	$11
2012 Activity:
Severance	$4	$6	$(5)	$—	$5
Lease obligations	21	—	(6)	—	15
Asset impairments	—	8	—	(8)	—
Other exit costs	9	4	(13)	—	—
Total	$34	$18	$(24)	$(8)	$20
2011 Activity:
Severance	$11	$7	$(14)	$—	$4
Lease obligations	29	4	(12)	—	21
Asset impairments	—	55	—	(55)	—
Other exit costs	9	9	(9)	—	9
Total	$49	$75	$(35)	$(55)	$34

13.	Segments

REPORTABLE SEGMENTS

	For the year ended December 31,
(millions)	2013	2012	2011
Net Sales:
North American Gypsum	$2,249	$1,963	$1,695
Worldwide Ceilings	625	600	583
Building Products Distribution	1,245	1,145	1,060
Eliminations	(549)	(484)	(428)
Total	$3,570	$3,224	$2,910

Operating Profit (Loss):
North American Gypsum	$264	$115	$(136)
Worldwide Ceilings	94	83	82
Building Products Distribution	6	(33)	(68)
Corporate	(92)	(83)	(80)
Eliminations	(14)	(9)	(4)
Total	$258	$73	$(206)

Depreciation, Depletion and Amortization:
North American Gypsum	$114	$113	$120
Worldwide Ceilings	15	15	15
Building Products Distribution	12	12	12
Corporate	14	16	17
Total	$155	$156	$164

Capital Expenditures:
North American Gypsum	$66	$50	$45
Worldwide Ceilings	54	14	5
Building Products Distribution	3	5	3
Corporate	1	1	1
Total	$124	$70	$54

Assets:	December 31, 2013	December 31, 2012	December 31, 2011
North American Gypsum	$2,910	$2,926	$2,946
Worldwide Ceilings	521	389	347
Building Products Distribution	405	369	366
Corporate	376	105	73
Assets related to discontinued operations	—	—	35
Eliminations	(91)	(66)	(48)
Total	$4,121	$3,723	$3,719

GEOGRAPHIC INFORMATION

	For the year ended December 31,
(millions)	2013	2012	2011
Net Sales:
United States	$3,029	$2,702	$2,437
Canada	417	408	383
Other Foreign	309	288	246
Geographic transfers	(185)	(174)	(156)
Total	$3,570	$3,224	$2,910

Long-lived assets, consisting of property, plant and equipment, net, by geographic location were as follows:
(millions)		December 31, 2013	December 31, 2012
Long-Lived Assets:
United States		$1,691	$1,721
Canada		128	135
Other Foreign		284	244
Total		$2,103	$2,100
In previous filings, long-lived assets by geographic location consisted of property, plant and equipment, net and other assets. The prior year presentation in the table above has been adjusted to conform to the current year presentation.
OTHER SEGMENT INFORMATION
Segment operating profit (loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses that benefit more than one segment.
Restructuring and long-lived asset impairment charges by segment were as follows:

(millions)	2013	2012	2011
North American Gypsum	$3	$15	$67
Worldwide Ceilings	—	1	—
Building Products Distribution	(1)	—	7
Corporate	1	2	1
Total	$3	$18	$75
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
On a worldwide basis, The Home Depot, Inc. accounted for approximately 15% of our consolidated net sales in each of 2013, 2012 and 2011. All three reportable segments had net sales to The Home Depot, Inc. in each of those years.

14.	Income Taxes
Income (loss) from continuing operations before income taxes consisted of the following:

(millions)	2013	2012	2011
U.S.	$17	$(198)	$(367)
Foreign	42	28	(43)
Total	$59	$(170)	$(410)
Income tax expense (benefit) on continuing operations consisted of the following:

(millions)	2013	2012	2011
Current:
Federal	$—	$—	$(5)
Foreign	10	8	1
State	1	—	—
	11	8	(4)
Deferred:
Federal	(2)	3	—
Foreign	2	1	(11)
State	—	—	1
	—	4	(10)
Total (a)	$11	$12	$(14)

(a)
Income tax expense (benefit) on continuing operations includes a noncash increase (decrease) in the deferred tax asset valuation allowances of $(8) million in 2013, $76 million in 2012 and $149 million in 2011.

For our continuing operations, differences between actual provisions for income taxes and provisions for income taxes at the U.S. federal statutory rate (35%) were as follows:

(millions)	2013	2012	2011
Taxes on income (loss) from continuing operations at U.S. federal statutory rate	$21	$(60)	$(143)
Foreign earnings subject to different tax rates	(6)	(5)	5
State income tax, net of federal benefit	1	(6)	(18)
Change in valuation allowance	(8)	76	149
Change in unrecognized tax benefits	—	—	(7)
Withholding taxes on dividends between foreign entities	6	—	—
Other, net	(3)	7	—
Provision for income tax expense (benefit)	$11	$12	$(14)
Effective income tax rate	18.6%	(7.1)%	3.4%

Significant components of deferred tax assets and liabilities as of December 31 were as follows:

(millions)	2013	2012
Deferred Tax Assets:
Net operating loss and tax credit carryforwards	$1,043	$1,066
Pension and postretirement benefits	110	226
Goodwill and other intangible assets	33	36
Reserves not deductible until paid	31	33
Self insurance	15	12
Capitalized interest	12	13
Inventories	8	8
Share-based compensation	35	32
Deferred tax assets before valuation allowance	1,287	1,426
Valuation allowance	(995)	(1,125)
Total deferred tax assets	$292	$301
Deferred Tax Liabilities:
Property, plant and equipment	290	285
Other	(1)	3
Total deferred tax liabilities	289	288
Net deferred tax assets	$3	$13
We have established a valuation allowance in the amount of $995 million consisting of $735 million for federal deferred tax assets, $256 million for state deferred tax assets and $4 million for foreign deferred tax assets.
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
As of December 31, 2013, we had federal NOL carryforwards of approximately $2.067 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2033. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $2.197 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire in 2015.
As of December 31, 2013, we had a gross deferred tax asset of $270 million related to state NOLs and tax credit carryforwards, of which $11 million will expire in 2014. The remainder will expire if unused in years 2015 through 2033. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.
We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $2 million and $1 million as of December 31, 2013 and 2012, respectively, against a portion of which we have historically maintained a valuation allowance.

During periods prior to 2013, we established a valuation allowance against our deferred tax assets totaling $1.125 billion. Based upon an evaluation of all available evidence, we recorded a decrease in the valuation allowance against our deferred tax assets of $130 million in 2013. The decrease related to discrete items is $125 million, including a decrease in the deferred tax assets for pension and state net operating losses, and the remaining decrease of $5 million is related to current year earnings. As a result, our deferred tax assets valuation allowance is $995 million as of December 31, 2013. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. Our net deferred tax assets were $3 million as of December 31, 2013 and $13 million as of December 31, 2012.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 3.50% for December 2013. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of December 31, 2013, our annual U.S. federal NOL utilization would have been limited to approximately $136 million per year.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(millions)	2013	2012	2011
Balance as of January 1	$16	$12	$34
Tax positions related to the current period:
Gross increase	4	2	—
Gross decrease	—	—	—
Tax positions related to prior periods:
Gross increase	2	5	2
Gross decrease	—	—	(20)
Settlements	—	(3)	(3)
Lapse of statutes of limitations	—	—	(1)
Balance as of December 31	$22	$16	$12
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). The total amounts of interest expense and penalties recognized on our consolidated balance sheets were $2 million and $1 million, respectively, as of December 31, 2013 and December 31, 2012. The total amounts of interest and penalties recognized in our consolidated statements of operations was zero in 2013, $1 million for 2012 and $(1) million for 2011. The total amounts of unrecognized tax benefit that, if recognized, would affect our effective tax rate were $7 million for 2013, $7 million for 2012 and $8 million for 2011.
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
We do not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $642 million as of December 31, 2013. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. The estimate of the amount of the deferred tax liability on such earnings is $26 million, consisting of foreign withholding taxes.

15.	Earnings (Loss) Per Share
The reconciliation of basic income (loss) per share to diluted income (loss) per share is shown in the following table:

(millions, except per-share data)	2013	2012	2011
Income (loss) from continuing operations	$48	$(182)	$(396)
Net income (loss) attributable to noncontrolling interest	(1)	1	$—
Income (loss) from continuing operations attributable to USG	$49	$(183)	$(396)
Income (loss) from discontinued operations	(2)	2	6
Gain on sale of discontinued operations	—	55	—
Net income (loss) attributable to USG	$47	$(126)	$(390)

Average common shares	108.9	106.4	103.9
Average diluted common shares	111.4	106.4	103.9

Basic earnings (loss) per average common share:
Income (loss) from continuing operations attributable to USG	$0.45	$(1.72)	$(3.81)
Income (loss) from discontinued operations	(0.02)	0.53	0.05
Net income (loss) attributable to USG	$0.43	$(1.19)	$(3.76)

Diluted earnings (loss) per average common share:
Income (loss) from continuing operations attributable to USG	$0.44	$(1.72)	$(3.81)
Income (loss) from discontinued operations	(0.02)	0.53	0.05
Net income (loss) attributable to USG	$0.42	$(1.19)	$(3.76)
The diluted losses per share in 2012 and 2011 were computed using the weighted average number of common shares outstanding during the year.
Stock options, RSUs, MSUs, performance shares and common shares issuable upon conversion of our 10% convertible senior notes that were not included in the computation of diluted earnings (loss) per share for those periods because their inclusion was anti-dilutive were as follows:

(millions, common shares)	2013	2012	2011
Stock options, RSUs, MSUs and performance shares	2.2	7.9	6.9
10% convertible senior notes due 2018 (a)	6.6	35.1	35.1

(a)	In December 2013, we converted $325 million of our 10% convertible senior notes due 2018 into common shares. See further discussion in Note 6.

16.	Oman Investment
In June of 2012, we entered into a strategic partnership with the Zawawi Group in Oman to establish a mining operation by acquiring 55% of Zawawi Gypsum LLC, or ZGL, which holds the mining rights to a gypsum quarry in Salalah, Oman, for $16 million, including transaction costs. ZGL is developing the infrastructure and operating the quarry. Quarry mining operations commenced in October 2013.
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
During 2013, our joint venture partner provided loans of approximately $3 million to ZDL, which are included in other liabilities in our accompanying consolidated balance sheet as of December 31, 2013. Including these loans, and loans made in 2012 to ZDL and ZGL, other liabilities includes, in the aggregate, loans payable and the related accrued interest of approximately $8 million and $4 million as of December 31, 2013 and December 31, 2012, respectively.
During 2013, we provided loans of approximately $3 million to ZDL. Including these loans, we have provided $5 million of loans to ZDL and $3 million of loans to ZGL. Loans we make to these ventures are not reflected on our accompanying consolidated balance sheets because they are eliminated in consolidation.
See Note 6 for a description of the credit facilities entered into by our joint ventures in Oman in June 2013.
See Note 21 for a description of our investment in the USG Boral Joint Venture on February 27, 2014. As part of the consideration for the transaction, we contributed to the USG Boral Joint Venture our investment in our Oman joint ventures.

17.	Stockholder Rights Plan
We have a stockholder rights plan, or the Rights Plan, established under the terms of a rights agreement dated December 21, 2006, as amended, with Computershare Trust Company N.A., as Rights Agent, or the Rights Agreement. Our board of directors adopted the Rights Plan to protect our stockholders from coercive takeover practices or takeover bids that are inconsistent with their best interests.
On March 22, 2013, our board of directors approved an amendment to the Rights Agreement in an effort to protect our NOL carryforwards during the effective period of the amendment. Under this amendment, if any person becomes the beneficial owner of 4.9% or more of our common stock, stockholders other than the 4.9% triggering stockholder will have the right to purchase additional shares of our common stock at half the market price, thereby diluting the triggering stockholder; provided that stockholders whose beneficial ownership exceeded 4.9% of our common stock outstanding on March 22, 2013 will not be deemed to have triggered the Rights Agreement, as amended, so long as they do not thereafter acquire additional common stock other than in certain specified exempt transactions. In addition, a person generally will not be deemed to have triggered the Rights Agreement, as amended, by virtue of the conversion of our convertible notes.
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
On May 9, 2013, we filed an amendment to our Restated Certificate of Incorporation, or the Protective Amendment, that restricts certain transfers of our common stock. The Protective Amendment is intended to protect the tax benefits of our NOL carryforwards. See Note 14 for a description of our NOL carryforwards. Subject to certain limited exceptions, the Protective Amendment's transfer restrictions would restrict any person from transferring our common stock (or any interest in our common stock) if the transfer would result in a stockholder (or several stockholders, in the aggregate, who hold their stock as a “group” under Section 382 of the Code) owning 4.9% or more of our common stock. Any direct or indirect transfer attempted in violation of the Protective Amendment would be void as of the date of the prohibited transfer as to the purported transferee, and the purported transferee would not be recognized as the owner of the shares attempted to be owned in violation of the Protective Amendment for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of that common stock, or in the case of options, receiving our common stock in respect of their exercise. The Protective Amendment is effective until the earlier of (i) May 9, 2016, (ii) the repeal of Section 382 of the Code if our board of directors determines that the Protective Amendment is no longer necessary for the preservation of tax benefits, (iii) the first day of a taxable year as to which our board of directors determines that no tax benefits may be carried forward, or (iv) such other date as determined by our board of directors pursuant to the Protective Amendment.

18.	Lease Commitments
We lease some of our offices, buildings, machinery and equipment, and autos under noncancelable operating leases. These leases have various terms and renewal options. Lease expense amounted to $73 million in 2013, $73 million in 2012 and $79 million in 2011. Future minimum lease payments required under operating leases with initial or remaining noncancelable terms in excess of one year as of December 31, 2013 were as follows:

(millions)	2014	2015	2016	2017	2018	After 2018
Future minimum lease payments	$60	$52	$42	$37	$27	$65

19.	Litigation

CHINESE-MANUFACTURED DRYWALL LAWSUITS
L&W Supply Corporation is one of many defendants in lawsuits relating to Chinese-made wallboard installed in homes primarily in the southeastern United States during 2006 and 2007. Most of the lawsuits are part of the multi-district class action litigation titled In re Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047, pending in the United States District Court for the Eastern District of Louisiana.

The vast majority of the claims against L&W Supply Corporation relate to wallboard we delivered that was manufactured by Knauf Plasterboard (Tianjin) Co., or Knauf Tianjin, an affiliate of a multi-national manufacturer of building materials that also beneficially owns approximately 11% of USG's outstanding shares of common stock. We have reached settlement agreements with Knauf and the plaintiffs in the multi-district class action litigation that cap our responsibility for all claims against us for homes to which we delivered Knauf Tianjin wallboard.
As of December 31, 2013, we have an accrual of $6 million for our estimated cost of resolving all Chinese wallboard property damage claims pending against us and expected to be asserted in the future, and, based on the terms of our settlement with Knauf, we have a related receivable of $2 million recorded as an offset to the accrual. Our accrual does not take into account litigation costs, which are expensed as incurred, or any set-off for potential insurance recoveries. Based on the information available to us to date regarding the number and type of pending claims, estimates of likely future claims, and the estimated costs of resolving those claims, we believe that we have appropriately accrued for our exposure related to the Chinese wallboard claims, and we believe that these claims and other similar claims that might be asserted will not have a material effect on our results of operations, financial position or cash flows.
WALLBOARD PRICING CLASS ACTION LAWSUITS
In late 2012, USG Corporation and United States Gypsum Company were named as defendants in putative class action lawsuits alleging that since at least September 2011, U.S. wallboard manufacturers conspired to fix and raise the price of gypsum wallboard sold in the United States and to effectuate the alleged conspiracy by ending the practice of providing job quotes on wallboard. These lawsuits are consolidated for pretrial proceedings in multi-district litigation in the United States District Court for the Eastern District of Pennsylvania, under the title In re: Domestic Drywall Antitrust Litigation, MDL No. 2437. One group of plaintiffs in the litigation purports to represent a class of entities that purchased gypsum wallboard in the United States directly from any of the defendants or their affiliates from January 1, 2012 to the present. On behalf of this alleged direct purchaser class, the plaintiffs seek unspecified monetary damages, tripled under the antitrust laws, as well as pre-judgment interest, post-judgment interest and attorneys' fees. The second group of plaintiffs purports to bring their claims and seek damages on behalf of indirect purchasers of gypsum wallboard. These indirect purchaser plaintiffs seek to certify a separate class of persons or entities who from January 1, 2012 through the present indirectly purchased wallboard in the United States from the defendants or their affiliates for end use and not for resale. Recently, similar lawsuits were filed in Quebec and Ontario courts on behalf of purchasers of wallboard in Canada. These Canadian lawsuits also name as defendants CGC Inc., a subsidiary of USG Corporation, as well as other Canadian and U.S. wallboard manufacturers.

USG has denied the allegations made in these wallboard pricing lawsuits. The lawsuits are still in a preliminary stage involving the production of documents from all of the parties to the litigation, and the plaintiffs have not indicated the amount of damages that they seek. At this stage of the lawsuits, we are not able to estimate the amount, if any, of any reasonably possible loss or range of reasonably possible losses. However, based on the information known to us, we believe these lawsuits will not have a material effect on our results of operations, financial position or cash flows.
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of December 31, 2013, we have an accrual of $18 million for our probable and reasonably estimable liability in connection with these matters. As of December 31, 2012, we had an accrual of $14 million related to these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our results of operations, financial position or cash flows.

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

20.	Quarterly Financial Data (unaudited)

	Quarter
(millions, except share data)	First	Second	Third	Fourth
2013
Net sales	$814	$916	$925	$915
Gross profit	124	151	155	151	(b)
Operating profit	49	74	75	60	(b)
Income (loss) from continuing operations	2	25	24	(3)	(b)
Income (loss) from discontinued operations, net of tax	—	—	(1)	(1)
Net income (loss) attributable to USG	2	25	23	(3)	(b)
Income (loss) from continuing operations per common share:
Basic (a)	0.02	0.23	0.23	(0.02)
Diluted (a)	0.02	0.22	0.22	(0.02)
2012
Net sales	$783	$798	$828	$815
Gross profit	102	102	106	85
Operating profit (loss)	24	28	29	(8)	(c)
Loss from continuing operations	(29)	(59)	(30)	(64)	(c)
Income (loss) from discontinued operations, net of tax	2	2	1	(3)
Gain on sale of discontinued operations, net of tax	—	—	—	55
Net loss attributable to USG	(27)	(57)	(29)	(13)	(c)
Loss from continuing operations per common share:
Basic (a)	(0.28)	(0.55)	(0.29)	(0.59)
Diluted (a)	(0.28)	(0.55)	(0.29)	(0.59)

(a)	The sum of the four quarters is not necessarily the same as the total for the year.

(b)	Gross profit, operating profit, income from continuing operations and net income attributable to USG for the fourth quarter of 2013 included $16 million of pension settlement charges.

(c)
Operating loss, loss from continuing operations and net loss attributable to USG for the fourth quarter of 2012 included restructuring and long-lived asset impairment charges of $13 million pretax ($11 million after-tax).

21. Subsequent Event
On February 27, 2014, we and certain of our subsidiaries formed a 50/50 joint venture (the "USG Boral Joint Venture") with Boral Limited ("Boral") and certain of its subsidiaries. The USG Boral Joint Venture manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the "Territory"). The products that USG and Boral manufacture and distribute through the USG Boral Joint Venture include products for wall, ceiling, floor lining and exterior systems that utilize gypsum, wallboard, mineral fiber ceiling tiles, steel grid and studs, joint compound and other products.
As consideration for our 50% ownership in the USG Boral Joint Venture, we made a $513 million cash payment to Boral, which includes a $500 million base price and $13 million of customary estimated working capital and net debt adjustments, contributed to the USG Boral Joint Venture our subsidiaries and joint venture investments in China, Singapore, India, Malaysia, New Zealand, Australia and the Middle East, including our joint ventures in Oman, and granted to the USG Boral Joint Venture a license to use certain of our intellectual property rights in the Territory. We funded our cash payment with the net proceeds from our October 2013 issuance of $350 million of 5.875% senior notes and cash on hand. In the event certain performance targets are satisfied by the USG Boral Joint Venture, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised of $25 million based on performance during the first three years after closing and up to $50 million based on performance during the first five years after closing. The cash portion of the consideration paid to Boral is subject to customary post-closing adjustments.
Our investment in the USG Boral Joint Venture will be accounted for as an equity method investment and initially measured at cost. Our existing wholly owned subsidiaries and consolidated variable interest entities that were contributed into the joint venture will be deconsolidated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
We have audited the accompanying consolidated balance sheets of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement Schedule II-Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 3, 2014

USG CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
(millions)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Balance at end of period
Year ended December 31, 2013:
Doubtful accounts	$14	$—	$1	$(5)	$10
Cash discounts	2	42	—	(42)	2
Income tax valuation allowance	1,125	(2)	—	(128)	995
Year ended December 31, 2012:
Doubtful accounts	15	7	—	(8)	14
Cash discounts	2	38	—	(38)	2
Income tax valuation allowance	1,042	1	82	—	1,125
Year ended December 31, 2011:
Doubtful accounts	14	9	—	(8)	15
Cash discounts	2	33	—	(33)	2
Income tax valuation allowance	884	—	158	—	1,042

(a)	Reflects receivables written off as related to doubtful accounts, discounts allowed as related to cash discounts and reductions in the income tax valuation allowance.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.
March 3, 2014

(b)	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
We have audited the internal control over financial reporting of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Corporation and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 3, 2014

(c)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant (as of March 3, 2014):

Name	Age	Present Position and Business Experience During the Last Five Years
James S. Metcalf	56	Chairman of the Board of Directors since December 2011.
		President and Chief Executive Officer since January 2011.
		President and Chief Operating Officer prior thereto.

Stanley L. Ferguson	61	Executive Vice President, General Counsel and Secretary since January 2013. Executive Vice President and General Counsel prior thereto.

Christopher R. Griffin	51	Executive Vice President and Chief Operating Officer since October 2013.
		Executive Vice President – Operations to October 2013.
		Senior Vice President, President, USG International and President, CGC Inc., to September 2010. Vice President to February 2010.

Matthew F. Hilzinger	50	Executive Vice President since April 2012 and Chief Financial Officer since May 2012.
		Executive Vice President and Chief Integration Officer, Exelon Corporation, in March 2012.
		Senior Vice President and Chief Financial Officer, Exelon Corporation, to March 2012.

Brian J. Cook	56	Senior Vice President, Human Resources and Communications since May 2013.
		Senior Vice President, Human Resources prior thereto.

Dominic A. Dannessa	57	Senior Vice President and Chief Technology Officer since February 2010.
		Vice President and Chief Technology Officer prior thereto.

Brendan J. Deely	48	Senior Vice President since February 2010 and President and Chief Executive Officer, L&W Supply Corporation, since May 2007. Vice President to February 2010.

D. Rick Lowes	59
Senior Vice President, Business Development and Operational Services since September 2010. Senior Vice President, Finance to September 2010. Senior Vice President and Controller to March 2010. Vice President and Controller prior thereto.

Mary A. Martin	58	Vice President and Associate General Counsel since July 2009.
		Associate General Counsel prior thereto.

Jeffrey P. Rodewald	59	Vice President, Compensation, Benefits and Corporate Services since May 2012.
		Vice President, Employee Benefits, Safety and Corporate Services to May 2012.
		Senior Director, Employee Benefits, Safety and Corporate Services to July 2009.

Jennifer F. Scanlon	47	Senior Vice President since October 2013 and President, International since September 2010.
		Vice President and Chief Information Officer to September 2010.
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
Other information required by this Item 10 is included under the headings “Director Nominees and Directors Continuing in Office,” “Committees of the Board of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 14, 2014, which information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is included under the heading “Compensation of Executive Officers and Directors” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 14, 2014, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of December 31, 2013 about our common stock that may be issued upon exercise of options under our Long-Term Incentive Plan, which was approved by our stockholders. The features of this plan are discussed further in Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Share-Based Compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reported in column one)
Equity compensation plans approved by stockholders	3,602,203	$27.98	3,200,239
Equity compensation plans not approved by stockholders	—	—	—
Total	3,602,203	$27.98	3,200,239
Other information required by this Item 12 is included under the headings “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 14, 2014, which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is included under the heading “Certain Relationships and Related Transactions” and “Director Independence” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 14, 2014, which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 is included under the heading “Independent Registered Public Accounting Firm Fees and Services” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 14, 2014, which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1 and 2. See Part II, Item 8, Financial Statements and Supplementary Data, for an index of our consolidated financial statements and supplementary data schedule.

(a)	3. Exhibits

Exhibit Number	Exhibit

Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1
Share Sale and Subscription Agreement, dated as of October 17, 2013, by and among USG Corporation, USG Netherlands Global Holdings B.V., Boral Limited, Boral International Pty Limited, and Boral Gypsum Asia Sdn Bhd (incorporated by reference to Exhibit 2.1 to USG Corporation's Current Report on Form 8-K dated October 16, 2013) †

2.2
Share Sale and Subscription Agreement, dated as of October 17, 2013, by and among USG Corporation, USG Foreign Investments, Ltd., USG Netherlands Global Holdings B.V., Boral Limited, Boral Building Materials Pty Limited, and Boral Australian Gypsum Limited (incorporated by reference to Exhibit 2.2 to USG Corporation's Current Report on Form 8-K dated October 16, 2013) †

†
Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and other similar attachments upon request by the Securities and Exchange Commission, provided that the registrant may request confidential treatment for any schedule or other similar attachment so furnished.

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

3.3	Amendment to Restated Certificate of Incorporation of USG (incorporated by reference to Exhibit 3.1 to USG Corporation's Current Report on Form 8-K dated May 10, 2013)

3.4	Amended and Restated By-Laws of USG Corporation, dated as of May 13, 2009 (incorporated by reference to Exhibit 3.1 to USG Corporation’s Current Report on Form 8-K dated May 19, 2009)

Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007)

4.2
Rights Agreement, dated as of December 21, 2006, between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Registration Statement on Form 8-A dated December 21, 2006)

4.3
Amendment No. 1 to Rights Agreement, dated as of December 5, 2008, to the Rights Agreement, dated as of December 21, 2006, by and between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 1 to Form 8-A dated December 5, 2008)

4.4
Amendment No. 2 to Rights Agreement, dated as of March 22, 2013, between USG Corporation and Computershare Trust Company, N.A., as rights agent (successor-in-interest to Computershare Investor Services LLC) (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 2 to Form 8-A dated March 22, 2013)

4.5
Indenture, dated as of November 1, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated November 20, 2006, or the November 2006 8-K)

4.6
Supplemental Indenture No. 1, dated as of November 17, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.02 to the November 2006 8-K)

4.7	Form of 7.750% Senior Note due 2018 (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated September 26, 2007)

4.8
Indenture, dated as of November 1, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 26, 2008, or the November 2008 8-K)

4.9
Agreement of Resignation, Appointment and Acceptance, dated as of October 18, 2011, by and among USG Corporation, U.S. Bank National Association and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.1 to USG Corporation’s Quarterly Report on Form 10-Q dated October 31, 2011)

4.10
Supplemental Indenture No. 1, dated as of November 26, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the November 2008 8-K)

4.11
Supplemental Indenture No. 2, dated as of August 4, 2009, between USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc. and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated August 4, 2009)

4.12
Guaranty Agreement, dated as of December 12, 2011, among USG Interiors, LLC, USG Corporation, United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd., USG Interiors, Inc. and U.S. Bank National Association, as successor trustee under Supplemental Indenture No. 2 (incorporated by reference to Exhibit 4.11 to USG Corporation's Annual Report on Form 10-K dated February 14, 2012, or the 2011 10-K)

4.13
Supplemental Indenture No. 3, dated as of November 9, 2010, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc. as guarantors, and HSBC Bank USA, National Association, as Trustee, (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 9, 2010)

4.14
Guaranty Agreement, dated as of December 12, 2011, among USG Interiors, LLC, USG Corporation, United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd., USG Interiors, Inc. and U.S. Bank National Association, as successor trustee under Supplemental Indenture No. 3 (incorporated by reference to Exhibit 4.13 to the 2011 10-K)

4.15
Supplemental Indenture No. 4, dated as of April 12, 2012, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation's Current Report on Form 8-K dated April 12, 2012)

4.16
Supplemental Indenture No. 5, dated as of October 31, 2013, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation's Current Report on Form 8-K dated October 31, 2013)

4.17
Registration Rights Agreement, dated as of June 26, 2012, between USG Corporation and Evercore Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to USG Corporation's Current Report on Form 8-K dated June 26, 2012)

USG Corporation and certain of its consolidated subsidiaries are parties to other long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of USG Corporation and its subsidiaries on a consolidated basis. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, USG Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

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

10.12
Amendment No. 1 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.10 to USG Corporation’s Annual Report on Form 10-K dated February 11, 2011, or the 2010 10-K) *

10.13
Amendment No. 2 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008 and amended November 12, 2010) (incorporated by reference to Exhibit 10.11 to the 2011 10-K)*

10.14	Amendment No. 3 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008 and amended November 12, 2010 and November 10, 2011)* **

10.15	USG Corporation Deferred Compensation Program for Non-Employee Directors (as Amended and Restated effective December 31, 2008) (incorporated by reference to Exhibit 10.10 to the 2008 10-K) *

10.16
Third Amendment and Restatement Agreement, dated as of December 21, 2010, among USG Corporation, as borrower, and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated December 23, 2010, or the December 2010 8-K)

10.17
Third Amended and Restated Credit Agreement, dated as of December 21, 2010, among USG Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-syndication agents (incorporated by reference to Exhibit 10.2 to the December 2010 8-K)

10.18
Guarantee Agreement dated as of January 7, 2009 among USG Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to USG Corporation’s Quarterly Report on Form 10-Q dated October 29, 2010, or the 2010 10-Q)

10.19
Supplement dated as of November 21, 2011 to the Guarantee Agreement among USG Interiors, LLC, USG Corporation and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.16 to the 2011 10-K)

10.20
Pledge and Security Agreement dated as of January 7, 2009 among USG Corporation, the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the 2010 10-Q)

10.21
Supplement dated as of November 21, 2011 to the Pledge and Security Agreement between USG Interiors, LLC and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.18 to the 2011 10-K)

10.22
2013 Annual Management Incentive Program of USG Corporation (Executive Officers Only)(incorporated by reference to Exhibit 10.23 to USG Corporation's Annual Report on Form 10-K dated February, 15, 2014, or the 2012 10-K)*

10.23
2014 Annual Management Incentive Program of USG Corporation (Executive Officers Only) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Form 8-K filed as of February 13, 2014, or the February 2014 8-K)*

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

10.27	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the second quarter 2006 10-Q) *

10.28	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 28, 2007, or the March 2007 8-K) *

10.29	Form of USG Corporation Restricted Stock Units Agreement (Annual Grant) (incorporated by reference to Exhibit 10.2 to the March 2007 8-K) *

10.30	Form of USG Corporation Restricted Stock Units Agreement (Retention Grant) (incorporated by reference to Exhibit 10.3 to the March 2007 8-K) *

10.31	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.36 to the 2008 10-K) *

10.32	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to the 2008 10-K) *

10.33	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 to USG Corporation’s Annual Report on Form 10-K dated February 12, 2010, or the 2009 10-K) *

10.34	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.31 to the 2009 10-K) *

10.35	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.7 to the 2010 10-Q) *

10.36	Form of Amended and Restated Performance Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.36 to the 2011 10-K) *

10.37
Form of USG Corporation Performance Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to USG Corporation's Quarterly Report on Form 10-Q dated October 26, 2012, or the third quarter 2012 10-Q) *

10.38	Form of USG Corporation Market Share Units Agreement (incorporated by reference to Exhibit 10.40 to the 2012 10-K)*

10.39	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.41 to the 2012 10-K)*

10.40	Form of USG Corporation Market Share Units Agreement (incorporated by reference to Exhibit 10.2 to the February 2014 8-K)*

10.41	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.3 to the February 2014 8-K)*

10.42	Form of Restricted Stock Units Agreement* **

10.43	Changes to Equity Awards for Compliance With Section 409A (incorporated by reference to Exhibit 10.39 to the 2008 10-K) *

10.44	USG Corporation Management Incentive Plan (incorporated by reference to Annex B to the 2010 Proxy Statement)*

10.45
Equity Commitment Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated January 30, 2006, or the January 2006 8-K)

10.46	Shareholder’s Agreement, entered into as of January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.3 to the January 2006 8-K)

10.47
Amended and Restated Registration Rights Agreement, dated as of November 26, 2008, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the November 2008 8-K)

10.48
Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.5 to the 2010 10-Q)

10.49
Guarantee and Indemnity Agreement, dated October 21, 2008, between USG Corporation and DVB Bank SE, as agent (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated October 27, 2008, or the Second October 2008 8-K)

10.50	Form of Deed of Covenants between Gypsum Transportation Limited and DVB Bank SE, as mortgagee (incorporated by reference to Exhibit 10.3 to the Second October 2008 8-K)

10.51	Form of Deed of Assignment between Gypsum Transportation Limited and DVB Bank SE, as assignee (incorporated by reference to Exhibit 10.4 to the Second October 2008 8-K)

10.52
Second Supplemental Agreement, dated November 10, 2009, to Secured Loan Facility Agreement dated October 21, 2008 between Gypsum Transportation Limited, USG Corporation and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.43 to the 2009 10-K)

10.53	Credit Agreement, dated as of June 30, 2009, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.6 to the 2010 10-Q)

10.54	Amendment to Credit Agreement, dated November 22, 2011, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.48 to the 2011 10-K)

10.55
Amendment No. 1 to Credit Agreement, dated as of February 1, 2012, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated February 3, 2012)

10.56	Amendment No. 2 to Credit Agreement, dated as of December 20, 2013, between CGC Inc. and The Toronto-Dominion Bank**

10.57	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 1.1 to the November 2008 8-K)

10.58	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 1.2 to the November 2008 8-K)

10.59	Registration Rights Agreement, dated as of November 26, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 10.2 to the November 2008 8-K)

10.60
Share and Asset Purchase Agreement, dated as of August 7, 2012, by and between USG Corporation and its indirect wholly owned subsidiaries, USG Foreign Investments, Ltd. and USG (U.K.) Ltd., and Knauf International GmbH and Knauf AMF Ceilings Ltd. (incorporated by reference to Exhibit 10.1 to the third quarter 2012 10-Q)

10.61
Shareholders Agreement, dated as of February 28, 2014, by and among USG Corporation, Boral International Pty Limited, Boral Building Materials Pty Limited, USG Netherlands Global Holdings B.V., USG Boral Building Products Pte Limited, USG Boral Building Products Pty Limited, and Boral Limited (incorporated by reference to Exhibit 10.1 to USG Corporation's Current Report on Form 8-K filed February 28, 2014) (Note: Portions of this document have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission on February 28, 2014)

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

101
The following financial information from USG Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, (2) the consolidated statements of other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011, (3) the consolidated balance sheets as of December 31, 2013 and 2012, (4) the consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011, (5) the consolidated statements of stockholders’ equity for the years ended December 31, 2013, 2012 and 2011 and (6) notes to the consolidated financial statements. **

*	Management contract or compensatory plan or arrangement

**	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USG CORPORATION

March 3, 2014

	By:	/s/ Matthew F. Hilzinger
Matthew F. Hilzinger
Executive Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ James S. Metcalf	March 3, 2014
JAMES S. METCALF
Director, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew F. Hilzinger	March 3, 2014
MATTHEW F. HILZINGER
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

JOSE ARMARIO, THOMAS A. BURKE,	By:	/s/ Matthew F. Hilzinger
MATTHEW CARTER JR., W. DOUGLAS FORD,		Matthew F. Hilzinger
GRETCHEN R. HAGGERTY,		Attorney-in-fact
WILLIAM H. HERNANDEZ, BRIAN A. KENNEY,		March 3, 2014
RICHARD P. LAVIN, STEVEN F. LEER
Directors

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1
Share Sale and Subscription Agreement, dated as of October 17, 2013, by and among USG Corporation, USG Netherlands Global Holdings B.V., Boral Limited, Boral International Pty Limited, and Boral Gypsum Asia Sdn Bhd (incorporated by reference to Exhibit 2.1 to USG Corporation's Current Report on Form 8-K dated October 16, 2013) †

2.2
Share Sale and Subscription Agreement, dated as of October 17, 2013, by and among USG Corporation, USG Foreign Investments, Ltd., USG Netherlands Global Holdings B.V., Boral Limited, Boral Building Materials Pty Limited, and Boral Australian Gypsum Limited (incorporated by reference to Exhibit 2.2 to USG Corporation's Current Report on Form 8-K dated October 16, 2013) †

3.1	Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.01 to USG Corporation’s Current Report on Form 8-K filed June 21, 2006)

3.2
Certificate of Correction of the Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 4.1 to USG Corporation’s Quarterly Report on Form 10-Q dated August 3, 2011)

3.3	Amendment to Restated Certificate of Incorporation of USG (incorporated by reference to Exhibit 3.1 to USG Corporation's Current Report on Form 8-K dated May 10, 2013)

3.4	Amended and Restated By-Laws of USG Corporation, dated as of May 13, 2009 (incorporated by reference to Exhibit 3.1 to USG Corporation’s Current Report on Form 8-K dated May 19, 2009)

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007)

4.2
Rights Agreement, dated as of December 21, 2006, between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Registration Statement on Form 8-A dated December 21, 2006)

4.3
Amendment No. 1 to Rights Agreement, dated as of December 5, 2008, to the Rights Agreement, dated as of December 21, 2006, by and between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 1 to Form 8-A dated December 5, 2008)

4.4
Amendment No. 2 to Rights Agreement, dated as of March 22, 2013, between USG Corporation and Computershare Trust Company, N.A., as rights agent (successor-in-interest to Computershare Investor Services LLC) (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 2 to Form 8-A dated March 22, 2013)

4.5
Indenture, dated as of November 1, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated November 20, 2006, or the November 2006 8-K)

4.6
Supplemental Indenture No. 1, dated as of November 17, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.02 to the November 2006 8-K)

4.7	Form of 7.750% Senior Note due 2018 (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated September 26, 2007)

4.8
Indenture, dated as of November 1, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 26, 2008, or the November 2008 8-K)

4.9
Agreement of Resignation, Appointment and Acceptance, dated as of October 18, 2011, by and among USG Corporation, U.S. Bank National Association and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.1 to USG Corporation’s Quarterly Report on Form 10-Q dated October 31, 2011)

4.10
Supplemental Indenture No. 1, dated as of November 26, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the November 2008 8-K)

4.11
Supplemental Indenture No. 2, dated as of August 4, 2009, between USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc. and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated August 4, 2009)

4.12
Guaranty Agreement, dated as of December 12, 2011, among USG Interiors, LLC, USG Corporation, United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd., USG Interiors, Inc. and U.S. Bank National Association, as successor trustee under Supplemental Indenture No. 2 (incorporated by reference to Exhibit 4.11 to USG Corporation's Annual Report on Form 10-K dated February 14, 2012, or the 2011 10-K)

4.13
Supplemental Indenture No. 3, dated as of November 9, 2010, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc. as guarantors, and HSBC Bank USA, National Association, as Trustee, (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 9, 2010)

4.14
Guaranty Agreement, dated as of December 12, 2011, among USG Interiors, LLC, USG Corporation, United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd., USG Interiors, Inc. and U.S. Bank National Association, as successor trustee under Supplemental Indenture No. 3 (incorporated by reference to Exhibit 4.13 to the 2011 10-K)

4.15
Supplemental Indenture No. 4, dated as of April 12, 2012, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation's Current Report on Form 8-K dated April 12, 2012)

4.16
Supplemental Indenture No. 5, dated as of October 31, 2013, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation's Current Report on Form 8-K dated October 31, 2013)

4.17
Registration Rights Agreement, dated as of June 26, 2012, between USG Corporation and Evercore Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to USG Corporation's Current Report on Form 8-K dated June 26, 2012)

10.1
Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective as of January 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.1 to USG Corporation’s Annual Report on Form 10-K dated February 20, 2009, or the 2008 10-K) *

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

10.12
Amendment No. 1 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.10 to USG Corporation’s Annual Report on Form 10-K dated February 11, 2011, or the 2010 10-K) *

10.13
Amendment No. 2 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008 and amended November 12, 2010) (incorporated by reference to Exhibit 10.11 to the 2011 10-K)*

10.14	Amendment No. 3 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008 and amended November 12, 2010 and November 10, 2011)* **

10.15	USG Corporation Deferred Compensation Program for Non-Employee Directors (as Amended and Restated effective December 31, 2008) (incorporated by reference to Exhibit 10.10 to the 2008 10-K) *

10.16
Third Amendment and Restatement Agreement, dated as of December 21, 2010, among USG Corporation, as borrower, and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated December 23, 2010, or the December 2010 8-K)

10.17
Third Amended and Restated Credit Agreement, dated as of December 21, 2010, among USG Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-syndication agents (incorporated by reference to Exhibit 10.2 to the December 2010 8-K)

10.18
Guarantee Agreement dated as of January 7, 2009 among USG Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to USG Corporation’s Quarterly Report on Form 10-Q dated October 29, 2010, or the 2010 10-Q)

10.19
Supplement dated as of November 21, 2011 to the Guarantee Agreement among USG Interiors, LLC, USG Corporation and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.16 to the 2011 10-K)

10.20
Pledge and Security Agreement dated as of January 7, 2009 among USG Corporation, the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the 2010 10-Q)

10.21
Supplement dated as of November 21, 2011 to the Pledge and Security Agreement between USG Interiors, LLC and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.18 to the 2011 10-K)

10.22
2013 Annual Management Incentive Program of USG Corporation (Executive Officers Only) (incorporated by reference to Exhibit 10.23 to USG Corporation's Annual Report on Form 10-K dated February, 15, 2014, or the 2012 10-K)*

10.23
2014 Annual Management Incentive Program of USG Corporation (Executive Officers Only) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Form 8-K filed as of February 13, 2014, or the February 2014 8-K) *

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

10.27	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the second quarter 2006 10-Q) *

10.28	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 28, 2007, or the March 2007 8-K) *

10.29	Form of USG Corporation Restricted Stock Units Agreement (Annual Grant) (incorporated by reference to Exhibit 10.2 to the March 2007 8-K) *

10.30	Form of USG Corporation Restricted Stock Units Agreement (Retention Grant) (incorporated by reference to Exhibit 10.3 to the March 2007 8-K) *

10.31	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.36 to the 2008 10-K) *

10.32	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to the 2008 10-K) *

10.33	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 to USG Corporation’s Annual Report on Form 10-K dated February 12, 2010, or the 2009 10-K) *

10.34	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.31 to the 2009 10-K) *

10.35	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.7 to the 2010 10-Q) *

10.36	Form of Amended and Restated Performance Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.36 to the 2011 10-K) *

10.37
Form of USG Corporation Performance Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to USG Corporation's Quarterly Report on Form 10-Q dated October 26, 2012, or the third quarter 2012 10-Q) *

10.38	Form of USG Corporation Market Share Units Agreement (incorporated by reference to Exhibit 10.40 to the 2012 10-K)*

10.39	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.41 to the 2012 10-K)*

10.40	Form of USG Corporation Market Share Units Agreement (incorporated by reference to Exhibit 10.2 to the February 2014 8-K)*

10.41	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.3 to the February 2014 8-K)*

10.42	Form of Restricted Stock Units Agreement* **

10.43	Changes to Equity Awards for Compliance With Section 409A (incorporated by reference to Exhibit 10.39 to the 2008 10-K) *

10.44	USG Corporation Management Incentive Plan (incorporated by reference to Annex B to the 2010 Proxy Statement) *

10.45
Equity Commitment Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated January 30, 2006, or the January 2006 8-K)

10.46	Shareholder’s Agreement, entered into as of January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.3 to the January 2006 8-K)

10.47
Amended and Restated Registration Rights Agreement, dated as of November 26, 2008, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the November 2008 8-K)

10.48
Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.5 to the 2010 10-Q)

10.49
Guarantee and Indemnity Agreement, dated October 21, 2008, between USG Corporation and DVB Bank SE, as agent (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated October 27, 2008, or the Second October 2008 8-K)

10.50	Form of Deed of Covenants between Gypsum Transportation Limited and DVB Bank SE, as mortgagee (incorporated by reference to Exhibit 10.3 to the Second October 2008 8-K)

10.51	Form of Deed of Assignment between Gypsum Transportation Limited and DVB Bank SE, as assignee (incorporated by reference to Exhibit 10.4 to the Second October 2008 8-K)

10.52
Second Supplemental Agreement, dated November 10, 2009, to Secured Loan Facility Agreement dated October 21, 2008 between Gypsum Transportation Limited, USG Corporation and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.43 to the 2009 10-K)

10.53	Credit Agreement, dated as of June 30, 2009, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.6 to the 2010 10-Q)

10.54	Amendment to Credit Agreement, dated November 22, 2011, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.48 to the 2011 10-K)

10.55
Amendment No. 1 to Credit Agreement, dated as of February 1, 2012, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated February 3, 2012)

10.56	Amendment No. 2 to Credit Agreement, dated as of December 20, 2013, between CGC Inc. and The Toronto-Dominion Bank**

10.57	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 1.1 to the November 2008 8-K)

10.58	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 1.2 to the November 2008 8-K)

10.59	Registration Rights Agreement, dated as of November 26, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 10.2 to the November 2008 8-K)

10.60
Share and Asset Purchase Agreement, dated as of August 7, 2012, by and between USG Corporation and its indirect wholly owned subsidiaries, USG Foreign Investments, Ltd. and USG (U.K.) Ltd., and Knauf International GmbH and Knauf AMF Ceilings Ltd. (incorporated by reference to Exhibit 10.1 to the third quarter 2012 10-Q)

10.61
Shareholders Agreement, dated as of February 28, 2014, by and among USG Corporation, Boral International Pty Limited, Boral Building Materials Pty Limited, USG Netherlands Global Holdings B.V., USG Boral Building Products Pte Limited, USG Boral Building Products Pty Limited, and Boral Limited (incorporated by reference to Exhibit 10.1 to USG Corporation's Current Report on Form 8-K filed February 28, 2014) (Note: Portions of this document have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission on February 28, 2014)

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

101
The following financial information from USG Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, (2) the consolidated statements of other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011, (3) the consolidated balance sheets as of December 31, 2013 and 2012, (4) the consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011, (5) the consolidated statements of stockholders’ equity for the years ended December 31, 2013, 2012 and 2011 and (6) notes to the consolidated financial statements. **

*	Management contract or compensatory plan or arrangement

**	Filed or furnished herewith

†
Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and other similar attachments upon request by the Securities and Exchange Commission, provided that the registrant may request confidential treatment for any schedule or other similar attachment so furnished.