Form 10-Q
period 2014-03-31
USG CORP
filed 2014-04-24
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of March 31, 2014 was 137,856,961.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(millions, except per-share and share data)
	2014	2013
Net sales	$850	$814
Cost of products sold	707	690
Gross profit	143	124
Selling and administrative expenses	77	73
Restructuring charges	—	2
Operating profit	66	49
Income from equity method investments	(3)	—
Interest expense	47	50
Interest income	(1)	(1)
Gain on deconsolidation of subsidiaries and consolidated joint ventures	(27)	—
Other expense, net	—	1
Income (loss) before income taxes	50	(1)
Income tax expense (benefit)	5	(3)
Net income	$45	$2

Earnings per common share:

Basic	$0.33	$0.02

Diluted	$0.32	$0.02

Average common shares	137,765,694	108,390,706
Average diluted common shares	146,920,819	111,332,621
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(millions)
	2014	2013
Net income	$45	$2

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Gain on derivatives qualifying as cash flow hedges, net of tax of $0 in both periods	5	4
Less: Reclassification adjustment for gain on derivatives included in net income, net of tax (benefit) of $0 and $(1), respectively	2	—
Net derivatives qualifying as cash flow hedges	3	4

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax of $0 and $1, respectively	3	3
Less: Amortization of prior service credit (cost) included in net periodic pension cost, net of tax of $0 in both periods	3	(2)
Net pension and postretirement benefits	—	5

Foreign currency translation:
Changes in foreign currency translation, net of tax of $0 in both periods	(4)	—
Less: Translation gains realized upon the deconsolidation of foreign subsidiaries, net of tax of $0	5	—
Net foreign currency translation	(9)	—

Other comprehensive (loss) income, net of tax	$(6)	$9

Comprehensive income	$39	$11

See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions)	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$159	$810
Short-term marketable securities	87	82
Restricted cash	5	5
Receivables (net of reserves — $11 and $12)	419	369
Inventories	332	332
Income taxes receivable	3	3
Deferred income taxes	52	52
Other current assets	52	47
Total current assets	1,109	1,700
Long-term marketable securities	51	60
Property, plant and equipment (net of accumulated depreciation and depletion — $1,863 and $1,840)	1,998	2,103
Deferred income taxes	17	17
Equity method investments	739	73
Other assets	156	168
Total assets	$4,070	$4,121
Liabilities and Stockholders’ Equity
Accounts payable	$249	$284
Accrued expenses	191	216
Current portion of long-term debt	63	63
Deferred income taxes	1	—
Income taxes payable	3	5
Total current liabilities	507	568
Long-term debt	2,226	2,238
Long-term debt - related party	54	54
Deferred income taxes	66	66
Pension and other postretirement benefits	279	277
Other liabilities	259	256
Total liabilities	3,391	3,459
Preferred stock	—	—
Common stock	14	14
Treasury stock	(3)	—
Additional paid-in capital	2,924	2,920
Accumulated other comprehensive income	18	24
Retained earnings (accumulated deficit)	(2,275)	(2,320)
Stockholders’ equity of parent	678	638
Noncontrolling interest	1	24
Total stockholders’ equity including noncontrolling interest	679	662
Total liabilities and stockholders’ equity	$4,070	$4,121
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(millions)	Three months ended March 31,
	2014	2013
Operating Activities
Net income	$45	$2
Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization	38	38
Share-based compensation expense	5	4
Deferred income taxes	1	(2)
Income from equity method investments	(3)	—
Gain on deconsolidation of subsidiaries and consolidated joint ventures	(27)	—
(Increase) decrease in working capital, net of deconsolidation of subsidiaries and consolidated joint ventures:
Receivables	(56)	(68)
Income taxes receivable	—	(1)
Inventories	(12)	(11)
Other current assets	(2)	1
Payables	(20)	(37)
Accrued expenses	(20)	(29)
Decrease (increase) in other assets	1	(1)
Decrease in pension and other postretirement benefits	(3)	—
Decrease in other liabilities	(9)	(1)
Other, net	(2)	5
Net cash used for operating activities	$(64)	$(100)

Investing Activities
Purchases of marketable securities	(49)	(51)
Sales or maturities of marketable securities	53	50
Capital expenditures	(34)	(25)
Acquisition of mining rights	—	(17)
Investment in joint venture, including $23 million of cash of contributed subsidiaries	(557)	—
Insurance proceeds	2	—
Net cash used for investing activities	$(585)	$(43)

Financing Activities
Issuance of debt	3	—
Repayment of debt	(1)	(1)
Loan from joint venture partner	—	2
Issuance of common stock	2	1
Repurchases of common stock to satisfy employee tax withholding obligations	(5)	(9)
Net cash used for financing activities	$(1)	$(7)

Effect of exchange rate changes on cash	(1)	(1)

Net decrease in cash and cash equivalents	$(651)	$(151)
Cash and cash equivalents at beginning of period	810	546
Cash and cash equivalents at end of period	$159	$395

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$41	$42
Income taxes paid, net	6	2

Noncash Investing Activities:
Amount in accounts payable for capital expenditures	6	1
Contribution of wholly-owned subsidiaries and joint venture investments as consideration for investment in USG Boral Building Products	121	—
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

1.	Organization, Consolidation and Presentation of Financial Statements

PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the entire year.
Our investment with Boral Limited in a 50/50 joint venture, USG Boral Building Products, was consummated on February 27, 2014 (February 28, 2014 Eastern Standard Time (Australia)), and as a result, one month of results of USG Boral Building Products was recorded in our accompanying Consolidated Statement of Operations for the three months ended March 31, 2014.   See Note 2 for further description of our investment in this joint venture.
These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the SEC on March 3, 2014.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update is effective for us in the first quarter of 2015. We do not expect that adoption of the ASU will have a significant impact to our consolidated financial statements or disclosures.
2.    Equity method investments

Equity method investments as of March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014		December 31, 2013
(dollars in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USG Boral Building Products (a)	$689	50%	N/A	N/A
Other equity method investments	50	33% - 50%	$73	33% - 50%
Total equity method investments	$739		$73
(a) The carrying value of our investment in UBBP as of March 31, 2014, includes transaction costs of approximately $30 million incurred in the fourth quarter of 2013 and first quarter of 2014.

Investment in USG Boral Building Products ("UBBP")
On February 27, 2014, we and certain of our subsidiaries formed a 50/50 joint venture, USG Boral Building Products ("UBBP"), with Boral Limited ("Boral") and certain of its subsidiaries. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East

(the "Territory"). The products that UBBP manufactures and distributes include products for wall, ceiling, floor lining and exterior systems that utilize gypsum, wallboard, mineral fiber ceiling tiles, steel grid and studs and joint compound.
On February 27, 2014, as consideration for our 50% ownership in UBBP, we (i) made a cash payment of $513 million to Boral, which includes a $500 million base price and $13 million of customary estimated working capital and net debt adjustments, (ii) contributed to UBBP our subsidiaries and joint venture investments in China, Singapore, India, Malaysia, New Zealand, Australia, the Middle East and Oman, see Note 14, and (iii) granted to UBBP licenses to use certain of our intellectual property rights in the Territory. We funded our cash payment with the net proceeds from our October 2013 issuance of $350 million of 5.875% senior notes and cash on hand. In the event certain performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised first of $25 million based on performance during the first 3 years after closing and then up to $50 million based on performance during the first 5 years after closing. The cash portion of the consideration paid to Boral is subject to customary post-closing adjustments.
We account for our 50% investment in UBBP using the equity method of accounting and we initially measured its carrying value at cost of approximately $676 million as of February 27, 2014. Our existing wholly-owned subsidiaries and consolidated variable interest entities that were contributed into the joint venture were deconsolidated resulting in a gain of $27 million included in our Consolidated Statement of Operations for the three months ended March 31, 2014. Approximately $11 million of the gain relates to the remeasurement of our retained investment in the contributed subsidiaries to a preliminary fair value, determined using a discounted cash flow model with several inputs, including a weighted-average discount rate of approximately 11% and a weighted-average long-term growth rate of approximately 2%. Additionally, we recorded a liability of $23 million representing the present value of the first earnout which is included in other liabilities on our accompanying Consolidated Balance Sheet as of March 31, 2014. We are not currently required under applicable accounting guidance to record a liability for the second earnout payment, as such, a liability has not been recorded on our Consolidated Balance Sheet as of March 31, 2014.
Our ongoing investments accounted for under the equity method were recorded initially at cost and are subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities.  Because the underlying net assets in UBBP are denominated in a foreign currency, translation gains or losses will impact the recorded value of our investment and, for the month ended March 31, 2014, was a net gain of $1 million.  For the three months ended March 31, 2014, our accompanying Consolidated Statement of Operations includes $3 million of equity income, representing our share of one month of results of UBBP.
Summarized financial information for our equity method investments is as follows:

	Three months ended
(in millions)	March 31, 2014	March 31, 2013
USG Boral Building Products(1):
Net sales	$89	N/A
Gross profit	22	N/A
Net income	7	N/A
Net income attributable to USG Boral Building Products	6	N/A
USG share of income from investment accounted for using the equity method	3	N/A
Other equity method investments(2):
USG share of income from investments accounted for using the equity method	—	—

(1)	Operating results are presented for UBBP for the month of March 2014.

(2)
Amounts represent our share of income or loss from all equity method investments, other than UBBP. For the three months ended March 31, 2014, the amount reflected includes two months of equity income (loss) from the joint ventures which we had accounted for as equity method investments prior to being contributed to UBBP on February 27, 2014.

3.	Segments
Our operations are organized into three reportable segments: North American Gypsum, Worldwide Ceilings and Building Products Distribution. Segment results were as follows:

	Three months ended March 31,
(millions)	2014	2013
Net Sales:
North American Gypsum	$544	$509
Worldwide Ceilings (a)	138	153
Building Products Distribution	300	281
Eliminations	(132)	(129)
Total	$850	$814

Operating Profit (Loss):
North American Gypsum	$65	$46
Worldwide Ceilings (a)	14	27
Building Products Distribution	1	(2)
Corporate	(20)	(18)
Eliminations	6	(4)
Total	$66	$49
(a) Worldwide Ceilings net sales and operating profit (loss) for the three months ended March 31, 2014 includes the results of our wholly-owned subsidiaries and consolidated joint ventures that were contributed to UBBP through February 27, 2014.

4.	Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the dilutive effect, if any, of market share units, or MSUs, performance shares, restricted stock units, or RSUs, stock options, deferred shares associated with our deferred compensation program for non-employee directors and the potential conversion of our $75 million of 10% convertible senior notes due 2018, which were subsequently converted in April 2014. See Note 17. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table.

	Three months ended March 31,

(millions, except per-share data)	2014	2013
Net income	$45	$2
Effect of dilutive securities - RSUs, MSUs, performance shares and stock options	—	—
Effect of dilutive securities - 10% convertible senior notes	2	—
Effect of dilutive securities - Deferred compensation program for non-employee directors	—	—
Income available to shareholders	47	2

Average common shares	137.8	108.4
Dilutive RSUs, MSUs, performance shares and stock options	2.5	2.7
Common shares issuable upon conversion of our 10% convertible senior notes	6.6	—
Deferred shares associated with a deferred compensation program for non-employee directors	—	0.2
Average diluted common shares	146.9	111.3

Earnings per average common share	$0.33	$0.02
Earnings per average diluted common share	$0.32	$0.02
In December 2013, we converted $325 million of our 10% convertible senior notes due 2018 into approximately 28.5 million common shares. In April 2014, we converted the remaining $75 million of these notes into approximately 6.6 million common shares. See further discussion in Note 17.

MSUs, performance shares, RSUs, stock options and common shares issuable upon conversion of our 10% convertible senior notes that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended March 31,
(millions, common shares)	2014	2013
MSUs, performance shares, RSUs and stock options	2.1	2.2
10% convertible senior notes due 2018	—	35.1

5.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income on our consolidated balance sheets. Proceeds received from sales and maturities of marketable securities were $53 million for the three months ended March 31, 2014. Our investments in marketable securities consisted of the following:

	As of March 31, 2014		As of December 31, 2013
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$93	$93	$87	$87
U.S. government and agency debt securities	8	8	12	12
Asset-backed debt securities	16	16	20	20
Certificates of deposit	16	16	17	17
Municipal debt securities	5	5	6	6
Total marketable securities	$138	$138	$142	$142
The realized and unrealized gains and losses for the three months ended March 31, 2014 and 2013 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.
Contractual maturities of marketable securities as of March 31, 2014 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$87	$87
Due in 1-5 years	51	51
Total marketable securities	$138	$138
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.

6.	Intangible Assets
Intangible assets are included in other assets on our consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of March 31, 2014			As of December 31, 2013
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(50)	$20	$70	$(48)	$22
Other	9	(6)	3	9	(6)	3
Total	$79	$(56)	$23	$79	$(54)	$25

Total amortization expense was $2 million for the first three months of each of 2014 and 2013. Estimated amortization expense for the remainder of 2014 and for future years is as follows:

(millions)	2014	2015	2016	2017	2018	2019 and thereafter
Estimated future amortization expense	$5	$7	$7	$2	$1	$1
Intangible assets with indefinite lives are not amortized. These assets are summarized as follows:

	As of March 31, 2014			As of December 31, 2013
(millions)	Gross Carrying Amount	Accumulated Impairment Charges	Net	Gross Carrying Amount	Accumulated Impairment Charges	Net
Intangible Assets with Indefinite Lives:
Trade names	$22	$—	$22	$22	$—	$22
Other	8	1	7	8	1	7
Total	$30	$1	$29	$30	$1	$29

7.	Debt
Total debt, including the current portion of long-term debt, consisted of the following:

(millions)	March 31, 2014	December 31, 2013
5.875% senior notes due 2021	$350	$350
6.3% senior notes due 2016	500	500
7.75% senior notes due 2018, net of discount	500	500
7.875% senior notes due 2020, net of discount	249	249
8.375% senior notes due 2018	350	350
9.75% senior notes due 2014, net of discount	59	59
10% convertible senior notes due 2018, net of discount(a)	72	72
Ship mortgage facility (includes $4 million of current portion of long-term debt)	24	25
Credit facilities of Oman joint ventures	—	11
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$2,343	$2,355

(a) In April 2014, the outstanding 10% convertible senior notes were converted to approximately 6.6 million common shares. See Note 17.
U.S. Credit Facility: Our U.S. credit facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of no less than 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of March 31, 2014, our fixed charge coverage ratio was 1.17-to-1.0. Because we currently satisfy the required fixed charge coverage ratio, we are not required to maintain a minimum borrowing availability under the credit facility. Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of March 31, 2014, and outstanding letters of credit of $73 million as of March 31, 2014, borrowings available under the credit facility were approximately $285 million. As of March 31, 2014 and during the quarter then-ended, there were no borrowings under the facility. See Note 17 for a related subsequent event.
CGC Credit Facility: During the three months ended March 31, 2014, there was an immaterial amount of borrowings outstanding under our Canadian credit agreement and no borrowings outstanding as of March 31, 2014. The U.S. dollar equivalent of borrowings available under this agreement as of March 31, 2014 was $36 million.
Oman Credit Facilities: In June 2013, our joint ventures in Oman, which were fully consolidated at that time, each entered into separate secured credit agreements, which were guaranteed by us and our joint venture partner.  As of December 31, 2013, there was $11 million in outstanding term loan borrowings under the credit agreements. During the first two months of 2014, an additional $3 million of term loans were borrowed under these agreements. In connection with our investment in UBBP on

February 27, 2014, we contributed our joint ventures in Oman, and the corresponding credit facilities, to UBBP. See further description of our investment in UBBP in Note 2.
The fair value of our debt was approximately $2.718 billion as of March 31, 2014 and $2.659 billion as of December 31, 2013. The fair values were based on quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs and value drivers are observable and, as a result, are classified as Level 2 inputs. See Note 9 for further discussion on fair value measurements and classifications.
As of March 31, 2014, we were in compliance with the covenants contained in our credit facilities.

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
COMMODITY DERIVATIVE INSTRUMENTS
As of March 31, 2014, we had 17 million mmBTUs (millions of British Thermal Units) in aggregate notional amount of outstanding natural gas swap and option contracts to hedge forecasted purchases. All of these contracts mature by December 31, 2015. For contracts designated as cash flow hedges, the net unrealized gain that remained in accumulated other comprehensive income (loss), or AOCI, as of March 31, 2014 was $3 million. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first three months of 2014. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a quarterly basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was a $2 million unrealized gain as of March 31, 2014.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $87 million as of March 31, 2014, and they mature by December 31, 2015. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first three months of 2014. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was a $2 million unrealized gain as of March 31, 2014.
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of March 31, 2014, our derivatives were in a $7 million net asset position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
Our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of March 31, 2014, we were not required to have any collateral posted with our counterparties related to our derivatives.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our consolidated balance sheets, based on their fair value as of the balance sheet date.

FINANCIAL STATEMENT INFORMATION

The following are the pretax effects of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2014 and 2013.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2014	2013		2014	2013
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$3	$2	Cost of products sold	$1	$(1)
Foreign exchange contracts	2	2	Cost of products sold	1	—
Total	$5	$4		$2	$(1)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2014	2013
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$1	$3
Total		$1	$3

The following are the fair values of derivative instruments and the location on our consolidated balance sheets as of March 31, 2014 and December 31, 2013.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		3/31/14	12/31/13		3/31/14	12/31/13
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$5	$2	Accrued expenses	$—	$—
Commodity contracts	Other assets	—	—	Other liabilities	2	—
Foreign exchange contracts	Other current assets	2	1	Accrued expenses	—	—
Total derivatives in cash flow hedging relationships		$7	$3		$2	$—

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$2	$2	Accrued expenses	$—	$—
Total derivatives not designated as hedging instruments		$2	$2		$—	$—

Total derivatives	Total assets	$9	$5	Total liabilities	$2	$—
As of March 31, 2014, we had no derivatives designated as fair value hedges or net investment hedges.

9.	Fair Value Measurements
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
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	3/31/14	12/31/13	3/31/14	12/31/13	3/31/14	12/31/13	3/31/14	12/31/13
Cash equivalents	$72	$549	$22	$24	$—	$—	$94	$573
Marketable securities:
Corporate debt securities	—	—	93	87	—	—	93	87
U.S. government and agency debt securities	—	—	8	12	—	—	8	12
Asset-backed debt securities	—	—	16	20	—	—	16	20
Certificates of deposit	—	—	16	17	—	—	16	17
Municipal debt securities	—	—	5	6	—	—	5	6
Derivative assets	—	—	9	5	—	—	9	5
Derivative liabilities	—	—	(2)	—	—	—	(2)	—

10.	Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three months ended March 31,
(millions)	2014	2013
Pension:
Service cost of benefits earned	$9	$10
Interest cost on projected benefit obligation	16	16
Expected return on plan assets	(20)	(19)
Net amortization	6	11
Net pension cost	$11	$18
Postretirement:
Service cost of benefits earned	$1	$1
Interest cost on projected benefit obligation	2	2
Net amortization	(9)	(9)
Net postretirement (benefit) cost	$(6)	$(6)
During the first three months of 2014, we made cash contributions of $5 million to our pension plan in Canada. Including that contribution, we expect to make total contributions to our pension plans in 2014 of approximately $59 million.

11.	Share-Based Compensation
During the first three months of 2014, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates and the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures.
MARKET SHARE UNITS
We granted 364,180 market share units, or MSUs, during the first three months of 2014. The MSUs generally vest after a three-year period based on our actual stock price performance during such period. The number of MSUs earned will vary from zero to 150% of the number of MSUs awarded depending on the actual performance of our stock price. In the case of termination of employment due to death, disability or retirement during the performance period, vesting will be pro-rated based on the number of full months employed in 2014. Awards earned will be issued at the end of the three-year period. MSUs may vest earlier in the case of a change in control. Each MSU earned will be settled in common stock.
We estimated the fair value of each MSU granted on the date of grant using a Monte Carlo simulation that used the assumptions noted below. The MSUs granted during the first three months of 2014 had a weighted average fair value of $40.20. Volatility was based on stock price history immediately prior to grant for a period commensurate with the remaining life of the plan. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the valuation date to the end of the performance period.
The weighted-average assumptions used in the valuations were as follows: expected volatility of 54.93%, risk-free rate of 0.63%, expected term (in years) of 2.94 and expected dividends of zero.

PERFORMANCE SHARES
We granted 111,287 performance shares during the first three months of 2014. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from zero to 200% of the number awarded depending on that relative performance. Generally, vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, or retirement, and pro-rated awards earned will be issued at the end of the three-year period. Each performance share earned will be settled in common stock.
We estimated the fair value of each performance share granted on the date of grant using a Monte Carlo simulation that used the assumptions noted below. The performance shares granted during the first three months of 2014 had a weighted average fair value of $46.46. Expected volatility was based on implied volatility of our traded options and the daily historical volatilities of our peer group. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the valuation date to the end of the performance period.
The weighted average assumptions used in the valuations were as follows: expected volatility of 54.93%, risk-free rate of 0.63%, expected term (in years) of 2.94 and expected dividends of zero.
RESTRICTED STOCK UNITS
We granted restricted stock units, or RSUs, with respect to 55,000 shares of common stock during the first three months of 2014. These RSUs vest after a specified number of years from the date of grant or at a specified date. Generally, RSUs may vest earlier in the case of death, disability, retirement or a change in control, provided that RSUs granted after 2012 will vest upon a change in control in most circumstances only if there is also a related loss of employment or diminution of duties. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grant. The RSUs granted during the first three months of 2014 had a weighted average fair value of $33.53.

12.	Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	March 31, 2014	December 31, 2013
Finished goods and work in progress	$275	$270
Raw materials	57	62
Total	$332	$332
ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Three months ended March 31,
(millions)	2014	2013
Balance as of January 1	$132	$139
Accretion expense	2	2
Changes in estimated cash flows (a)	(10)	—
Liabilities settled	(2)	—
Foreign currency translation	(2)	(1)
Balance as of March 31	$120	$140
(a) Changes in estimated cash flows for the three months ended March 31, 2014 consists of changes in estimates primarily related to reclamation activities for our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada which we permanently closed during the third quarter of 2011 and our mining operation in Little Narrows, Nova Scotia, Canada.
ACCRUED INTEREST
Interest accrued on our debt as of March 31, 2014 and December 31, 2013 was $52 million and $48 million, respectively, and is included in accrued expenses on our consolidated balance sheets.

13.	Accumulated Other Comprehensive Income (Loss)
Changes in the balances of each component of AOCI for the three months ended March 31, 2014 and 2013 were as follows:

	Derivatives		Defined Benefit Plans		Foreign Currency Translation		AOCI
(millions)	2014	2013	2014	2013	2014	2013	2014	2013
Balance as of January 1	$35	$32	$(32)	$(303)	$21	$38	$24	$(233)
Other comprehensive income (loss) before reclassifications, net of tax	5	4	3	3	(4)	—	4	7
Less: Amounts reclassified from AOCI, net of tax (a)	2	—	3	(2)	5	—	10	(2)
Net other comprehensive income (loss)	3	4	—	5	(9)	—	(6)	9
Balance as of March 31	$38	$36	$(32)	$(298)	$12	$38	$18	$(224)

		Three months ended	Three months ended
		March 31, 2014	March 31, 2013
(a)	Derivatives
	Net reclassification from AOCI for cash flow hedges included in cost of products sold	$2	$1
	Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	(1)
	Net amount reclassified from AOCI	$2	$—

	Defined Benefit Plans
	Net reclassification from AOCI for amortization of prior service cost included in cost of products sold	$2	$(2)
	Net reclassification from AOCI for amortization of prior service cost included in selling and administrative expenses	1	—
	Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	—
	Net amount reclassified from AOCI	$3	$(2)

	Foreign Currency Translation
	Net reclassification from AOCI for translation gains realized upon the deconsolidation of foreign subsidiaries included in selling and administrative expenses	$5	$—
	Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	—
	Net amount reclassified from AOCI	$5	$—
We estimate that we will reclassify a net $6 million after-tax gain on derivatives from AOCI to earnings within the next 12 months.

14.	Oman Investment
In June of 2012, we entered into a strategic partnership with the Zawawi Group in Oman to establish a mining operation by acquiring 55% of Zawawi Gypsum LLC, or ZGL, which holds the mining rights to a gypsum quarry in Salalah, Oman. Quarry mining operations commenced in October 2013. The second phase of the partnership is a 50/50 manufacturing venture, USG-Zawawi Drywall LLC, or ZDL, with Zawawi Minerals LLC to build and operate a low cost wallboard plant in Oman. Wallboard production operations are expected to commence by the end of 2014.
We accounted for the acquisition of the mining rights as an asset acquisition and measured our interest in the mining rights at our cost. The mining rights are depleted based upon tonnage mined relative to the total probable capacity in the quarry, and are presented within total property, plant and equipment in our accompanying consolidated balance sheet as of December 31, 2013. We determined that both entities were variable interest entities (VIEs), and, as such, we consolidated the VIEs through February 27, 2014 when our interest in ZGL and ZDL were contributed to UBBP. See Note 2.
As of December 31, 2013, other liabilities included approximately $8 million of loans payable and the related accrued interest due to the joint venture partner. We contributed our Oman joint ventures, including these loans, to UBBP on February 27, 2014; therefore, the loans payable are no longer reflected on our balance sheet as of March 31, 2014. Also as a result of our contribution of our Oman joint ventures to UBBP, non-controlling interest within shareholders' equity decreased by approximately $24 million.
See Note 7 for a description of the credit facilities entered into by our joint ventures in Oman in June 2013.

15.	Income Taxes
We had income tax expense of $5 million and an effective tax rate of 10.0% in the first quarter of 2014. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a valuation allowance. Therefore, any income or loss before income taxes does not generate a corresponding income tax expense or benefit. Income tax expense in the current quarter reflects income taxes for certain foreign, state and local jurisdictions, including approximately $1 million of withholding taxes on property contributed to UBBP. See Note 2.
For the first three months of 2013, we had an income tax benefit of $3 million. The tax benefit primarily relates to the release of the valuation allowance against a portion of our alternative minimum tax, or AMT, credits. This change in the realizability of those credits was due to the enactment of the American Taxpayer Relief Act of 2012. Our effective tax rate is not a meaningful number for the first quarter of 2013 because of our pre-tax loss of $1 million and the tax benefit of $3 million.
In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. As of March 31, 2014, we had federal net operating loss, or NOL, carryforwards of approximately $2.063 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2033, none of which are subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal AMT credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $2.192 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire in 2015.
As of March 31, 2014, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $270 million, of which $11 million will expire in 2014. The remainder will expire if unused in years 2015 through 2033. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $2 million as of March 31, 2014, against which we have maintained a valuation allowance.
During periods prior to 2014, we established a valuation allowance against our deferred tax assets totaling $995 million. Based upon an evaluation of all available evidence, we recorded a decrease in the valuation allowance against our deferred tax assets of $12 million during the first quarter of 2014. Approximately $10 million of the decrease related to the realizability of our deferred tax assets due to state law changes. The other $2 million of the decrease resulted from a reduction in the gross value of our deferred tax assets. As a result of both decreases, we recorded corresponding reductions in the valuation allowance, resulting in no net impact to our consolidated statement of operations. The decreases in the valuation allowance in 2014 resulted in a deferred tax asset valuation allowance of $983 million as of March 31, 2014.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 3.56% for March 2014. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of March 31, 2014, our annual U.S. federal NOL utilization would have been limited to approximately $161 million per year.

16. Litigation
WALLBOARD PRICING CLASS ACTION LAWSUITS
In late 2012, USG Corporation and United States Gypsum Company were named as defendants in putative class action lawsuits alleging that since at least September 2011, U.S. wallboard manufacturers conspired to fix and raise the price of gypsum wallboard sold in the United States and to effectuate the alleged conspiracy by ending the practice of providing job quotes on wallboard. These lawsuits are consolidated for pretrial proceedings in multi-district litigation in the United States District Court for the Eastern District of Pennsylvania, under the title In re: Domestic Drywall Antitrust Litigation, MDL No. 2437. One group of plaintiffs in the litigation purports to represent a class of entities that purchased gypsum wallboard in the United States directly from any of the defendants or their affiliates from January 1, 2012 to the present. On behalf of this alleged direct purchaser class, the plaintiffs seek unspecified monetary damages, tripled under the antitrust laws, as well as pre-judgment interest, post-judgment interest and attorneys' fees. The second group of plaintiffs purports to bring their claims and seek damages on behalf of indirect purchasers of gypsum wallboard. These indirect purchaser plaintiffs seek to certify a separate class of persons or entities who from January 1, 2012 through the present indirectly purchased wallboard in the United States from the defendants or their affiliates for end use and not for resale. In the fall of 2013, similar lawsuits were filed in Quebec and Ontario courts on behalf of purchasers of wallboard in Canada. These Canadian lawsuits also name as defendants CGC Inc., a subsidiary of USG Corporation, as well as other Canadian and U.S. wallboard manufacturers.

USG has denied the allegations made in these wallboard pricing lawsuits. The lawsuits are still in a preliminary stage, primarily involving the production and review of documents from all parties to the litigation. The plaintiffs have not indicated the amount of damages that they seek. At this stage of the lawsuits, we are not able to estimate the amount, if any, of any reasonably possible loss or range of reasonably possible losses. However, based on the information known to us, we believe these lawsuits will not have a material effect on our results of operations, financial position or cash flows.
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of March 31, 2014 and December 31, 2013, we had an accrual of $18 million for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our results of operations, financial position or cash flows.
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

17.	Subsequent Events
CONVERSION OF REMAINING CONVERTIBLE SENIOR NOTES
In March 2014, we issued a notice of redemption to redeem the remaining $75 million in aggregate principal amount of outstanding 10% convertible senior notes due 2018. As of March 31, 2014, the notes were recorded on our accompanying consolidated balance sheet at $72 million, net of debt discount of $3 million. The notes could either be (1) redeemed at a stated redemption price or (2) converted into shares of our common stock. The holders of all $75 million in notes called for redemption elected to convert their notes into shares of USG’s common stock. Accordingly, in of April 2014, we issued an additional 6,578,946 shares of our common stock in connection with the conversion of the notes.
AMENDMENT TO U.S. CREDIT FACILITY
On April 17, 2014, we entered into Amendment No. 1 (the “Amendment”) to our existing Third Amended and Restated Credit Agreement, dated as of December 21, 2010 (the “Credit Agreement”). The Amendment, among other things, (i) deleted the provisions providing for an early maturity date in the event we either (1) have not repaid or provided for the repayment of our outstanding 9.75% senior notes due 2014 (the “2014 Notes”) by May 2, 2014 or (2) did not have at least $500 million in liquidity from May 2, 2014 until the repayment of the 2014 Notes, and (ii) revised the definition of borrowing base to add an additional reserve against the borrowing base in the amount of the unpaid principal balance of the 2014 Notes outstanding from time to time. The amounts so reserved will be available for borrowing (subject to the other terms of the Credit Agreement) to repay the 2014 Notes. As of April 17, 2014, $59 million in principal of the 2014 Notes remained outstanding.

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
Overview
SEGMENTS
We are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first three months of 2014:

•	residential and nonresidential repair and remodel activity accounted for approximately 48% of our net sales,

•	new residential construction accounted for approximately 27% of our net sales,

•	new nonresidential construction accounted for approximately 23% of our net sales, and

•	other activities accounted for approximately 2% of our net sales.
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
Worldwide Ceilings: Worldwide Ceilings manufactures and markets interior systems products in the United States, Canada, Mexico, Latin America, and, through February 27, 2014, in the Asia-Pacific region (see paragraph below regarding USG Boral Buildings Products). Worldwide Ceilings includes USG Interiors, LLC, or USG Interiors, the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. Worldwide Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada and, through February 27, 2014, in the Asia-Pacific region. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, Latin America and, through February 27, 2014, in the Asia-Pacific region. It also manufactures and markets joint compound in Latin America and, through February 27, 2014, in the Asia-Pacific region.
As further described below under Equity Method Investments, on February 27, 2014, we invested with Boral Limited ("Boral") in a 50/50 joint venture ("USG Boral Building Products" or "UBBP"), and in connection therewith contributed to UBBP our operations in the Asia-Pacific region. UBBP is accounted for as an equity method investment and not included in our segment results. As such, Worldwide Ceilings includes the results and activities of our subsidiaries in the Asia-Pacific region only through February 27, 2014.
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
Geographic Information: For the first three months of 2014, approximately 82% of our net sales were attributable to the United States, Canada accounted for approximately 10% and other foreign countries accounted for the remaining 8%.

Equity Method Investments: In line with our strategy to diversify our earnings, on February 27, 2014, we and certain of our subsidiaries formed a 50/50 joint venture, UBBP, with Boral and certain of its subsidiaries. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the "Territory"). The products that UBBP manufactures and distributes include products for wall, ceiling, floor lining and exterior systems that utilize gypsum, wallboard, mineral fiber ceiling tiles, steel grid and studs and joint compound.
As consideration for our 50% ownership in UBBP, we (i) made a $513 million cash payment to Boral, which includes a $500 million base price and $13 million of customary estimated working capital and net debt adjustments, (ii) contributed to UBBP our subsidiaries and joint venture investments in China, Singapore, India, Malaysia, New Zealand, Australia, the Middle East and Oman, and (iii) we granted to UBBP licenses to use certain of our intellectual property rights in the Territory. We funded our cash payment with the net proceeds from our October 2013 issuance of $350 million of 5.875% senior notes and cash on hand. In the event certain performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised of $25 million based on performance during the first three years after closing and up to $50 million based on performance during the first five years after closing. The cash portion of the consideration paid to Boral remains subject to customary post-closing adjustments.
UBBP is targeting the distribution of 50% of combined after tax profits to USG and Boral in proportion to the respective ownership interests; provided, however, that UBBP will not pay dividends if such payments are, among other things, restricted pursuant to the terms of the credit facilities maintained by UBBP, inconsistent with the then-applicable strategic plan, or illegal. The amount and timing of any distribution is currently unknown.
UBBP is operated in accordance with the terms of a shareholders’ agreement. From February 27, 2014 through March 31, 2014, UBBP was funded from its net cash flow from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund.
Our subsidiaries in Singapore, India, Malaysia, New Zealand and Australia and our consolidated joint ventures in Oman were contributed to UBBP. As a result of our contribution of these entities on February 27, 2014, the net sales and operating profit attributable to these entities will no longer be included in those corresponding line items on our consolidated statement of operations on a going forward basis. Instead, our share of the equity income from UBBP is shown separately within income from equity method investments.
Our investment in UBBP is accounted for as an equity method investment and was initially measured at cost. Our existing wholly-owned subsidiaries and consolidated variable interest entities that were contributed into the joint venture were deconsolidated, which resulted in a gain of $27 million during the first quarter of 2014. Our investment in UBBP consummated on February 27, 2014, and as a result, our share of one month of equity income from UBBP is included in our accompanying Consolidated Statement of Operations for the three months ended March 31, 2014.
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
For the new residential construction market, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows the start of construction by one to two months. In March 2014, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau to have increased to 946,000 units, compared to 920,000 units reported for February 2014 and 903,000 units reported for January 2014. In comparison, the seasonally-adjusted annualized rate of housing starts for December 2013 was 1,048,000 units. Industry analysts believe that the recovery in new residential construction will continue, although the recovery over the next few years may be uneven and modest, and that over the longer term housing starts will begin to reach historical averages. Industry analysts’ forecasts for 2014 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 990,000 to 1,200,000 units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. We currently estimate that 2014 housing starts in the United States will be in the range of 1,000,000 to 1,100,000 units.

Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to McGraw-Hill Construction's most recent construction market forecast, total floor space for which new nonresidential construction contracts were signed in the United States increased 9% in 2013 compared with 2012. This followed a 10% increase in 2012 compared with 2011 and a 3% increase in 2011 compared with 2010. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 12% in 2014 from the 2013 level. McGraw-Hill's forecast includes several building types which do not generate significant demand for our products; therefore, we anticipate new nonresidential construction growth in our business sectors in 2014 compared to 2013 will be in the mid-single digits.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to approximately 5.09 million units in 2013, the highest level since 2006, reflecting a 9.2% increase from the 2012 level of 4.66 million units. The seasonally adjusted annual rate of existing home sales was 4.59 million units in March 2014. This was essentially flat compared to the February 2014 rate of 4.60 million units, and 7.5% lower than the March 2013 rate of 4.96 million units. Although sales of existing homes in 2014 softened, the generally rising levels of existing home sales and home resale values in recent years have contributed to an increase in demand for our products from the residential repair and remodel market. We currently estimate that overall repair and remodel spending growth in 2014, compared to 2013, will be in the mid-single digits.
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
As discussed above, UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East. As of December 2012, the weighted-average GDP annual growth rate for the markets served by UBBP, as reported by the World Bank, was approximately 6%. The residential and commercial construction compounded annual growth rate across Asia is projected to be over 5% through 2018 as reported by IHS Global Construction Outlook in January 2014.
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
Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 4.43 billion square feet in the first three months of 2014, up approximately 4% compared with 4.28 billion square feet in the first three months of 2013. We estimate that industry shipments in the United States for all of 2014 will be approximately 23 billion, up approximately 10% from 20.9 billion square feet in 2013.

U.S. Gypsum shipped 1.15 billion square feet of SHEETROCK® brand gypsum wallboard in the first three months of 2014, a 4% increase from 1.11 billion square feet in the first three months of 2013. U.S. Gypsum’s share of the gypsum board market in the United States (which includes for comparability its shipments of SHEETROCK® brand gypsum wallboard, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing), based on industry shipments as reported by the Gypsum Association, was approximately 27% in the first quarter of 2014, compared to 27% in the first quarter of 2013, and 25% in the fourth quarter of 2013.
There is excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 32.7 billion square feet as of January 1, 2014. We estimate that the industry capacity utilization rate was approximately 54% during the first three months of 2014 compared to 52% during the first three months of 2013, and 73% in the fourth quarter of 2013. Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2014, but the magnitude of any increase will be dependent primarily on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate over the balance of 2014 will improve commensurate with rising demand. Despite our realization of improvement in our average wallboard selling price, we could experience pressure on gypsum wallboard selling prices and our gross margins at such low levels of capacity utilization. In early 2014, as it did in 2013 and 2012, U.S. Gypsum implemented a price increase for wallboard with the new not to exceed price being set for the year. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices. If we are unable to maintain our prices increases, our net sales and operating profit may be materially and adversely impacted.
Consolidated Results of Operations

(dollars in millions, except per-share data)	2014	2013	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended March 31:
Net sales	$850	$814	$36	4%
Cost of products sold	707	690	(17)	(2)%
Gross profit	143	124	19	15%
Selling and administrative expenses	77	73	(4)	(5)%
Restructuring charges	—	2	2	100%
Operating profit	66	49	17	35%
Income from equity method investments	(3)	—	3	*
Interest expense	47	50	3	6%
Interest income	(1)	(1)	—	—
Gain on deconsolidation of subsidiaries	(27)	—	27	*
Other expense, net	—	1	1	100%
Income (loss) before income taxes	50	(1)	51	*
Income tax expense (benefit)	5	(3)	(8)	*
Net income	$45	$2	$43	*
Diluted earnings per share	$0.32	$0.02	$0.30	*

*not meaningful
NET SALES
Consolidated net sales for the first quarter of 2014 increased $36 million, or 4%, compared with the first quarter of 2013, reflecting higher sales for our North American Gypsum and Building Products Distribution segments. Net sales increased 7% for our North American Gypsum segment and 7% for our Building Products Distribution segment. Net sales decreased 10% for our Worldwide Ceilings segment.
The higher levels of net sales for our North American Gypsum and Building Products Distribution segments reflected higher selling prices and, to a lesser extent, higher volumes; however, increases in sales volume were dampened by the extreme cold weather conditions during the first quarter of 2014.
Lower net sales for our Worldwide Ceilings segment primarily reflected lower volumes of ceiling tile and ceiling grid in the United States, primarily driven by the extreme cold weather conditions during the first quarter of 2014 and the unfavorable impact of higher sales related to demand pull-forward in the fourth quarter of 2013.
.

GROSS PROFIT
Gross profit for the first quarter of 2014 increased $19 million, or 15%, compared with the first quarter of 2013. Gross profit as a percentage of net sales was 16.8% for the first three months of 2014 compared with 15.2% for the first three months of 2013. This gross profit improvement was primarily attributable to increased volume and higher selling prices for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard, partially offset by lower sales volumes for ceiling tile and lower sales volumes and higher costs for ceiling grid in the United States.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $77 million in the first quarter of 2014 compared to $73 million in the first quarter of 2013. The higher level of selling and administrative expenses in 2014 primarily reflected higher employee compensation and benefits and marketing expenses related to our new brand roll-out. As a percentage of net sales, selling and administrative expenses were 9.1% for the first quarter of 2014, relatively flat compared to 9.0% for the first quarter of 2013.
INCOME FROM EQUITY METHOD INVESTMENTS
Income from equity method investments in the first quarter of 2014 was $3 million compared to an immaterial loss in the first quarter of 2013. The increase in the current quarter is attributable to our share of the income of UBBP, our 50/50 joint venture with Boral, for the period from February 27, 2014, the date of our investment in the joint venture, to March 31, 2014.
INTEREST EXPENSE
Interest expense was $47 million in the first quarter of 2014, down $3 million, or 6%, from the first quarter of 2013. Lower interest expense primarily reflects the favorable impact of the conversion of $325 million of our 10% convertible senior notes into common stock in December 2013 resulting in an $8 million decrease in interest expense, partially offset by $5 million of additional interest expense related to our $350 million of 5.875% senior notes which were issued in October 2013.
GAIN ON DECONSOLIDATION OF SUBSIDIARIES
In the first quarter of 2014, we recognized a gain on the deconsolidation of subsidiaries of $27 million as a result of our contribution of our wholly-owned subsidiaries in Singapore, India, Malaysia, New Zealand and Australia and our consolidated joint ventures in Oman into UBBP.
INCOME TAX EXPENSE (BENEFIT)
Income tax expense was $5 million in the first quarter of 2014 compared to income tax benefit of $3 million in the first quarter of 2013. Our effective tax rate for the first three months of 2014 was 10.0% as we recorded expense of $5 million on pre-tax income of $50 million. Income tax expense in the current quarter reflects income taxes for certain foreign, state and local jurisdictions, including approximately $1 million of withholding taxes on property contributed to UBBP. Since recording a valuation allowance against our federal and most of our state deferred tax assets in 2009, we do not record a tax expense or benefit from our income or losses in most domestic jurisdictions.
Our effective tax rate was not a meaningful number for the first quarter of 2013 because our loss before income taxes was $1 million and the tax benefit was $3 million, which primarily related to the release of the valuation allowance against a portion of our alternative minimum tax, or AMT, credits. This change in the realizability of those credits was due to the enactment of the American Taxpayer Relief Act of 2012.

Segment Results of Operations
NORTH AMERICAN GYPSUM
Net sales and operating profit (loss) for the businesses comprising our North American Gypsum segment were as follows:

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2014	2013(a)	$	%
Net Sales:
U. S. Gypsum	$431	$402	$29	7%
CGC (gypsum)	76	78	(2)	(3)%
USG Mexico	42	43	(1)	(2)%
Other (b)	21	14	7	50%
Eliminations	(26)	(28)	2	7%
Total	$544	$509	$35	7%

Operating Profit (Loss):
U. S. Gypsum	$48	$44	$4	9%
CGC (gypsum)	3	1	2	*
USG Mexico	4	5	(1)	(20)%
Other (b)	10	(4)	14	*
Total	$65	$46	$19	41%
* Not meaningful

(a)	Operating profit for 2013 included restructuring charges of $1 million for the first quarter. These charges related to U.S. Gypsum.

(b)	Includes our mining operation in Little Narrows, Nova Scotia, Canada and our shipping company.
U.S. Gypsum: Net sales in the first quarter of 2014 were $431 million, up $29 million, or 7%, compared with the first quarter of 2013. Net sales of SHEETROCK® brand gypsum wallboard increased $22 million, or 13%, reflecting a 9% increase in average gypsum wallboard selling prices, which favorably affected sales by $16 million, and a 4% increase in gypsum wallboard shipments, which increased sales by $6 million. Net sales of products other than SHEETROCK® brand gypsum wallboard, including freight, were $240 million in the first quarter of 2014, a 3% increase compared to the first quarter of 2013. Net sales of SHEETROCK® brand joint compound increased $3 million due to a 4% increase in volume. Net sales of DUROCK® brand cement board were essentially flat compared to the prior year period. Net sales of FIBEROCK® brand gypsum fiber panels decreased $1 million driven by a 14% decrease in volume primarily due to the discontinuation of a product in the fourth quarter of 2013. Net sales of other products increased an aggregate of $3 million and outbound freight increased $1 million compared with the first quarter of 2013.
U.S. Gypsum’s shipments of gypsum wallboard increased in the first quarter of 2014 compared to the first quarter of 2013 primarily due to stronger market conditions, including increased demand from independent specialty dealers, partially offset by the impact of extreme cold weather conditions in the first quarter of 2014. U.S. Gypsum shipped 1.15 billion square feet of SHEETROCK® brand gypsum wallboard in the first quarter of 2014, a 4% increase from 1.11 billion square feet in the first quarter of 2013. SHEETROCK® Brand UltraLight Panels accounted for 62% of all of U.S. Gypsum’s wallboard shipments during the first quarter of 2014, compared to 52% in the first quarter of 2013 and 59% in the fourth quarter of 2013. We estimate that capacity utilization rates were approximately 54% for the industry and 49% for U.S. Gypsum during the first quarter of 2014.
U.S. Gypsum's average realized selling price for SHEETROCK® brand gypsum wallboard was $166.66 per thousand square feet in the first quarter of 2014, up 9% from $153.07 in the first quarter of 2013 and up 7% from $155.09 in the fourth quarter of 2013. Excluding sales to foreign subsidiaries, our average realized selling price for SHEETROCK® brand gypsum wallboard was $174.34 per thousand square feet in the first quarter of 2014, up 10% from $158.38 in the first quarter of 2013 and up 8% from $161.70 in the fourth quarter of 2013. Despite our realization of improvement in our average wallboard selling price, we could experience pressure on gypsum wallboard selling prices and our gross margins particularly if capacity utilization rates do not improve. In early 2014, U.S. Gypsum implemented a price increase for wallboard with the new not to exceed price being set for the year. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices. If we are unable to maintain our price increases, our net sales and operating profit may be materially and adversely impacted.

Operating profit of $48 million was recorded in the first quarter of 2014 compared with $44 million in the first quarter of 2013. The $4 million increase reflected gross profit improvements of $16 million for SHEETROCK® brand gypsum wallboard, of which $14 million was due to a higher gross margin and $2 million was due to increased shipments. The higher wallboard gross margin was primarily attributable to higher selling prices, increased sales of higher margin SHEETROCK® brand UltraLight Panel products, partially offset by higher per unit manufacturing costs. The increase in operating profit also reflected a $1 million reduction in restructuring costs. Gross profit for SHEETROCK® brand joint compound, DUROCK® brand cement board and FIBEROCK® brand gypsum fiber panels were essentially unchanged from the prior year quarter.
The increases in operating profit were offset by $7 million of higher costs associated with information technology, plant infrastructure and benefits and $2 million of higher selling and administrative costs. Operating profit also decreased by $4 million compared to the first quarter of 2013 due to a $4 million gain in the prior year period resulting from the change in fair value of natural gas hedge contracts for which we did not elect hedge accounting, driven by a decline in natural gas prices during that period.
Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were 2% higher in the first quarter of 2014 compared with the first quarter of 2013 reflecting the net impact of a per unit cost increase of 29% for energy, primarily natural gas, driven by extreme weather conditions during the period, mostly offset by the favorable impact from higher volumes to per unit fixed costs and a per unit cost decrease of 4% for raw materials.
CGC (gypsum): Net sales in the first quarter of 2014 were $76 million, a decrease of $2 million, or 3%, compared to the first quarter of 2013. The decrease was primarily driven by the $7 million unfavorable impact of currency translation. Excluding the impact of currency translation, net sales of SHEETROCK® brand gypsum wallboard increased $4 million primarily due to a 9% increase in average selling prices, and net sales of joint treatment and other non-wallboard products increased by $1 million. Operating profit in the first quarter of 2014 was $3 million, compared to $1 million for the first quarter of 2013. The improvement was primarily driven by a gross profit increase of $2 million for gypsum wallboard, due to higher selling prices partially offset by an increase in per unit manufacturing costs.
USG Mexico: Net sales for our Mexico-based subsidiary were $42 million in the first quarter of 2014, a decrease of 2% from the first quarter of 2013. The decrease was primarily driven by the $2 million unfavorable impact of currency translation. Excluding this impact, net sales for gypsum wallboard decreased $1 million, net sales for joint treatment products increased $1 million and net sales for other products increased $1 million. Net sales for DUROCK® brand cement board and drywall steel products were essentially unchanged from the prior year period. Operating profit was $4 million in the first quarter of 2014, a decrease of $1 million from the first quarter of 2013, primarily reflecting an aggregate gross profit decrease for gypsum wallboard, drywall steel products and other products.
Other: Other includes our mining operation in Little Narrows, Nova Scotia, Canada, and our shipping company. Total net sales for these operations for the first quarter of 2014 were $21 million, compared to $14 million in the first quarter of 2013. The increase represents higher revenue from our shipping company driven by an increase in volumes shipped. Operating profit was $10 million in the first quarter of 2014 compared to an operating loss of $4 million in the first quarter of 2013. Higher operating results primarily reflected (a) $7 million of increased operating profit for our shipping company, due to the higher shipments and $2 million of insurance proceeds, and (b) an increase of approximately $7 million primarily due to adjustments to asset retirement obligations in the current quarter related to our closed gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada.

WORLDWIDE CEILINGS
Net sales and operating profit for the businesses comprising our Worldwide Ceilings segment were as follows:

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2014	2013	$	%
Net Sales:
USG Interiors	$107	$115	$(8)	(7)%
USG International (a)	29	34	(5)	(15)%
CGC (ceilings)	13	16	(3)	(19)%
Eliminations	(11)	(12)	1	8%
Total	$138	$153	$(15)	(10)%

Operating Profit:
USG Interiors	$11	$23	$(12)	(52)%
USG International (a)	1	1	—	—%
CGC (ceilings)	2	3	(1)	(33)%
Total	$14	$27	$(13)	(48)%
(a) USG International’s net sales and operating profit for the three months ended March 31, 2014 includes the results of our wholly-owned subsidiaries and consolidated joint ventures that were contributed to UBBP through February 27, 2014.

USG Interiors: Net sales for our domestic ceilings business in the first quarter of 2014 were $107 million, a decrease of $8 million, or 7%, from the first quarter of 2013. Net sales of ceiling grid decreased $5 million compared to the first quarter of 2013 reflecting a 16% decrease in volume partially offset by a 3% increase in selling prices. Net sales of ceiling tile also decreased by approximately $2 million, reflecting a 5% decrease in volume, which decreased sales by $3 million, partially offset by a 2% increase in selling prices, which favorably impacted sales by approximately $1 million. Net sales of other products also decreased by $1 million compared to the prior year period. The decrease in sales volume for both ceiling tile and grid reflect the impact of extreme weather conditions in the United States during the first quarter of 2014 and the unfavorable impact of higher sales related to demand pull-forward in the fourth quarter of 2013.
Operating profit was $11 million for the first quarter of 2014, a decrease of $12 million from the first quarter of 2013, which primarily reflected lower gross profit for both ceiling grid and tile. Gross profit for ceiling grid decreased $2 million due to lower ceiling grid volumes, which decreased gross profit by $3 million, partially offset by $1 million from an improved gross margin. The improved gross margin reflected higher selling prices, partially offset by higher per unit manufacturing costs. Gross profit for ceiling tile decreased $7 million primarily due to a lower gross margin, which decreased gross profit by $6 million. The lower gross margin was a result of higher per unit manufacturing costs, only partially offset by higher selling prices. Higher per unit manufacturing costs were primarily due to raw materials and energy and the impact on fixed costs from lower volume. Ceiling tile gross profit was also impacted by a decrease in ceiling tile volume, which decreased gross profit by $1 million. The decrease in operating profit also reflected an increase of $3 million in operating expenses.
During the first quarter of 2014, we experienced natural gas curtailments at our largest tile facility, and the weather created challenges in delivering raw materials to some of our plants. Both of these issues impacted our quarterly volumes and efficiencies.  We are continuing to experience similar issues in the second quarter related to the cost of natural gas and rail issues impacting our ability to receive raw materials. Despite these challenges, we expect that our costs will normalize through the second quarter.
USG International:  Net sales for USG International were $29 million in the first quarter of 2014, down $5 million compared to the first quarter of 2013, of which $4 million reflects the absence of March 2014 net sales for our subsidiaries in the Asia-Pacific region and India, which were contributed to UBBP on February 27, 2014. Operating profit of $1 million in the first quarter of 2014 was essentially flat compared to the first quarter of 2013.

CGC (ceilings):  Net sales of $13 million for the first quarter of 2014 were down $3 million compared to the first quarter of 2013. Excluding the unfavorable impact of currency translation of $1 million, the $2 million decrease was primarily due to lower sales volumes for ceiling grid and tile. Operating profit of $2 million decreased $1 million compared to the first quarter of 2013, primarily reflecting the impact of the lower sales volumes and higher costs for ceiling tile.

BUILDING PRODUCTS DISTRIBUTION
Net sales and operating profit (loss) for our Building Products Distribution segment, which consists of L&W Supply, were as follows:

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2014	2013	$	%
Net sales	$300	$281	$19	7%
Operating profit (loss)	1	(2)	3	*

*not meaningful

L&W Supply’s net sales in the first quarter of 2014 were $300 million, up $19 million or 7%, compared with the first quarter of 2013. Same store net sales for the first quarter of 2014 were up 6% compared with the first quarter of 2013. Net sales of gypsum wallboard increased $14 million, or 15%, reflecting 9% higher average gypsum wallboard selling prices, which favorably affected sales by $9 million, and a 5% increase in gypsum wallboard volume, which favorably affected sales by $5 million. Net sales for joint treatment products increased $1 million, net sales for ceiling products increased $1 million and net sales for construction metal products decreased $4 million. Net sales of all other products increased $7 million, or 12%.
Operating profit of $1 million was earned in the first quarter of 2014 compared with an operating loss of $2 million in the first quarter of 2013. The $3 million improvement in operating results was attributable to (a) increased gross profit of $3 million for gypsum wallboard and $1 million for other non-wallboard products, (b) lower bad debt expense of $2 million, and (c) $3 million of higher operating expenses compared to the prior year period. The gross profit improvement for gypsum wallboard reflected a 4% increase in gross margin and, to a lesser extent, the favorable impact of rebates.
L&W Supply opened two new branches during the first quarter of 2014 and served its customers from 145 distribution branches in the United States as of March 31, 2014.

CORPORATE
The operating loss for Corporate increased to $20 million in the first quarter of 2014 compared with $18 million in the first quarter of 2013 primarily due to increased spending on information technology.

Liquidity and Capital Resources
As of March 31, 2014, we had $297 million of cash and cash equivalents and marketable securities compared with $952 million as of December 31, 2013. See discussion below under Cash Flows for the primary drivers of the decrease in cash and cash equivalents. Our total liquidity as of March 31, 2014 was $618 million (including $321 million of borrowing availability under our credit facilities in the United States and Canada) compared to $1.266 billion as of December 31, 2013 (including $314 million of borrowing availability under our credit facilities in the United States, Canada and Oman).
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
Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds, and outstanding borrowings under our ship mortgage facility and, as of December 31, 2013, our Oman joint ventures' credit facilities, amounted to $2.343 billion ($2.347 billion in aggregate principal amount less $4 million of unamortized original issue discount) as of March 31, 2014 and $2.355 billion ($2.359 billion in aggregate principal amount less $4 million of unamortized original issue discount) as of December 31, 2013. As of March 31, 2014 and during the three months then ended, there were no borrowings under our U.S. revolving credit facility and an immaterial amount borrowed on our Canadian revolving credit facility during the period.
As of December 31, 2013, there was $11 million of borrowings outstanding under the credit facilities of our joint ventures in Oman. An additional $3 million was borrowed under this facility during the two months ended February 27, 2014, at which time our joint ventures in Oman, along with the corresponding credit facilities, were contributed to UBBP. See Note 2 to our consolidated financial statements for additional information about our investment in UBBP and Note 7 for additional information about our debt.
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
Our U.S. credit facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of March 31, 2014, our fixed charge coverage ratio was 1.17-to-1.0. Because we currently satisfy the required fixed charge coverage ratio, we are not required to maintain a minimum borrowing availability under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility as of March 31, 2014 were approximately $285 million.
On April 17, 2014, we entered into Amendment No. 1 (the “Amendment”) to our U.S. credit facility. The Amendment, among other things, (i) deleted the provisions providing for an early maturity date in the event we either (x) have not repaid or provided for the repayment of our outstanding 9.75% senior notes due 2014 (the “2014 Notes”) by May 2, 2014 or (y) did not have at least $500 million in liquidity from May 2, 2014 until the repayment of the 2014 Notes, and (ii) revised the definition of borrowing base to add an additional reserve against the borrowing base in the amount of the unpaid principal balance of the 2014 Notes outstanding from time to time. The amounts so reserved will be available for borrowing (subject to the other terms of the credit agreement) to repay the 2014 Notes. We intend to repay the 2014 Notes with cash on hand on or before their maturity on August 1, 2014.
The maximum amount available for borrowing under CGC’s credit facility is Can. $40 million, all of which is available for borrowing. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of March 31, 2014 was $36 million.

Our undistributed foreign earnings as of March 31, 2014 are considered permanently reinvested. The amount of cash and cash equivalents held by our foreign subsidiaries was $58 million as of March 31, 2014. Any repatriation of these funds to the U.S. would have an immaterial impact on our current tax rate due to our substantial net operating loss, or NOL, carryforwards and related valuation allowance.
In March 2014, we issued a notice of redemption to redeem the remaining $75 million in aggregate principal amount of outstanding 10% convertible senior notes due 2018. The notes called for redemption could either be (1) redeemed at a stated redemption price or (2) converted into shares of our common stock. The holders of all $75 million in notes called for redemption elected to convert their notes into shares of USG’s common stock. Accordingly, as of April 15, 2014, we issued an additional 6,578,946 shares of our common stock in connection with the conversion of the notes.
CASH FLOWS
The following table presents a summary of our cash flows:

	Three months ended March 31,
(millions)	2014	2013
Net cash provided by (used for):
Operating activities	$(64)	$(100)
Investing activities	(585)	(43)
Financing activities	(1)	(7)
Effect of exchange rate changes on cash	(1)	(1)
Net decrease in cash and cash equivalents	$(651)	$(151)
Operating Activities: The decreased use of cash for operating activities for the first three months of 2014 compared to the first three months of 2013 primarily reflected improved operating results and a reduction in the use of working capital in the current quarter compared to the prior year period.
As of March 31, 2014, working capital (current assets less current liabilities) amounted to $602 million, and the ratio of current assets to current liabilities was 2.19-to-1. As of December 31, 2013, working capital amounted to $1,132 million, and the ratio of current assets to current liabilities was 2.99-to-1.
Investing Activities: Net cash used in investing activities during the first three months of 2014 was $585 million compared to $43 million during the first three months of 2013. The increased use of cash was mostly driven by a cash outflow in the first three months of 2014 of $557 million for our investment in UBBP, consisting of a $500 million base purchase price, $13 million of customary estimated working capital and net debt adjustments, $21 million of transaction costs and $23 million of cash held by the wholly-owned subsidiaries that we contributed to the joint venture. The cash portion of the consideration paid to Boral remains subject to customary post-closing adjustments. Capital expenditures amounted to $34 million in the first three months of 2014 compared with $25 million in the first three months of 2013.
Approved capital expenditures for the replacement, modernization and expansion of operations totaled $274 million as of March 31, 2014 compared with $307 million as of December 31, 2013. Approved expenditures as of March 31, 2014 included $209 million for construction of a new, low-cost gypsum wallboard plant in Stockton, California. Commencement of construction of this facility has been delayed with the actual timing dependent on market conditions. Its cost will be reassessed when construction is considered ready to commence.

LIQUIDITY OUTLOOK
In the first three months of 2014, our investing cash outflows included $557 million for our investment in UBBP and $34 million of capital expenditures, of which $6 million was spent by our Oman consolidated joint ventures through February 27, 2014. In total for 2014, we plan to spend approximately $145 million on capital expenditures,which includes $6 million of capital spending made by our Oman consolidated subsidiaries prior to their contribution to UBBP. We expect to fund these expenditures with cash from operations or cash on hand, and, if determined to be appropriate and they are available, borrowings under our revolving credit facilities. Interest payments, based on our current level of outstanding debt, are expected to decrease to approximately $176 million in 2014 compared with $195 million in 2013 primarily due to a lower average level of debt outstanding as a result of the December 2013 and April 2014 conversions of our 10% convertible senior notes. From February 27, 2014 through March 31, 2014, UBBP was funded from its net cash flow from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund.

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

Realization of Deferred Tax Asset
As of March 31, 2014, we had federal NOL carryforwards of approximately $2.063 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2033. In addition, as of that date, we had federal AMT credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period.
As of March 31, 2014, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $270 million, of which $11 million will expire in 2014. The remainder will expire if unused in years 2015 through 2033. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $2 million as of March 31, 2014, against which we have maintained a valuation allowance.
For the three months ended March 31, 2014, we decreased our valuation allowance by $12 million which resulted in a deferred tax asset valuation allowance of $983 million as of March 31, 2014. Recording this allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
See Note 15 to the consolidated financial statements for additional information regarding income tax matters.
Recently Issued Accounting Pronouncements
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update is effective for us in the first quarter of 2015. We do not expect that adoption of the ASU will have a significant impact to our consolidated financial statements or disclosures.
Legal Contingencies
We are named as defendants in litigation arising from our operations, including lawsuits arising from the operation of our vehicles and lawsuits arising from product warranties, workplace or job site injuries, and general commercial disputes. USG Corporation, United States Gypsum Company, and CGC Inc. have been named as defendants in class action lawsuits alleging that North American wallboard manufacturers conspired to fix the price of wallboard sold in the United States and Canada.
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

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the Securities and Exchange Commission on March 3, 2014, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2014.
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

•
our ability to successfully operate USG Boral Building Products, including risks that our joint venture partner, Boral, may not fulfill its obligations as an investor or may take actions that are inconsistent with our objectives;

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
COMMODITY PRICE RISK
We use natural gas swaps and options contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a significant portion of our anticipated purchases of natural gas for 2014 and 2015 is hedged. The aggregate notional amount of these hedge contracts in place as of March 31, 2014 was 17 million mmBTUs. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of these contracts was unrealized gain of $5 million as of March 31, 2014. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of March 31, 2014 was $6 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $87 million as of March 31, 2014, and they mature by December 31, 2015. The fair value of these contracts was a $2 million unrealized gain as of March 31, 2014.
A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of March 31, 2014 was $9 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of March 31, 2014, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates.  Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.
A sensitivity analysis was also prepared to estimate the potential change in fair value of our marketable securities portfolio assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in fair value of our marketable securities as of March 31, 2014 would be approximately $1 million.

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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 16 to the consolidated financial statements for additional information regarding legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.

ITEM 6. EXHIBITS

10.1	Amending Agreement to Credit Agreement, dated as of March 31, 2014, between CGC Inc. and The Toronto-Dominion Bank *

10.2
Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of December 21, 2010, among USG Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, and to the Guarantee Agreement and the Security Agreement referenced therein (incorporated by reference to Exhibit 10.1 to USG Corporation's Current Report on Form 8-K filed April 17, 2014)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the three months ended March 31, 2014 and 2013, (2) the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2014 and 2013, (3) the consolidated balance sheets as of March 31, 2014 and December 31, 2013, (4) the consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USG CORPORATION
	By	/s/ James S. Metcalf
James S. Metcalf,
Chairman, President and Chief Executive Officer

	By	/s/ Matthew F. Hilzinger
Matthew F. Hilzinger,
Executive Vice President and Chief Financial Officer

April 24, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Amending Agreement to Credit Agreement, dated as of March 31, 2014, between CGC Inc. and The Toronto-Dominion Bank *

10.2
Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of December 21, 2010, among USG Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, and to the Guarantee Agreement and the Security Agreement referenced therein (incorporated by reference to Exhibit 10.1 to USG Corporation's Current Report on Form 8-K filed April 17, 2014)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the three months ended March 31, 2014 and 2013, (2) the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2014 and 2013, (3) the consolidated balance sheets as of March 31, 2014 and December 31, 2013, (4) the consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith