Form 10-Q
period 2014-09-30
USG CORP
filed 2014-10-23
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of September 30, 2014 was 144,731,928.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(millions, except per-share and share data)
	2014	2013	2014	2013
Net sales	$972	$925	$2,770	$2,655
Cost of products sold	796	770	2,276	2,225
Gross profit	176	155	494	430
Selling and administrative expenses	76	80	230	229
Litigation settlement charge	48	—	48	—
Long-lived asset impairment charges	30	—	30	—
Restructuring charges	—	—	—	3
Operating profit	22	75	186	198
Income from equity method investments	(12)	(1)	(20)	(2)
Interest expense	43	51	135	151
Interest income	—	(1)	(1)	(3)
Gain on deconsolidation of subsidiaries and consolidated joint ventures	—	—	(27)	—
Income (loss) from continuing operations before income taxes	(9)	26	99	52
Income tax expense	2	2	7	1
Income (loss) from continuing operations	(11)	24	92	51
Loss from discontinued operations, net of tax	—	(1)	(1)	(1)
Net income (loss)	(11)	23	91	50
Less: Net income attributable to noncontrolling interest	1	—	1	—
Net income (loss) attributable to USG	$(12)	$23	$90	$50

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$(0.09)	$0.23	$0.65	$0.48
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)
Net income (loss)	$(0.09)	$0.22	$0.64	$0.47

Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	$(0.09)	$0.22	$0.63	$0.47
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)
Net income (loss)	$(0.09)	$0.21	$0.62	$0.46

Average common shares	144,646,284	108,608,086	140,944,207	108,486,583
Average diluted common shares	144,646,284	111,008,421	147,087,399	111,052,333
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(millions)
	2014	2013	2014	2013
Net income (loss)	$(11)	$23	$91	$50

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Gain/(loss) on derivatives qualifying as cash flow hedges, net of tax of $1, $0, $1, and $1, respectively	(1)	(2)	1	—
Less: Reclassification adjustment for gain on derivatives included in net income, net of tax of $0, $1, $0 and $1, respectively	1	—	4	—
Net derivatives qualifying as cash flow hedges	(2)	(2)	(3)	—

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax of $1, $0, $2 and $2, respectively	3	(3)	(6)	(15)
Less: Amortization of prior service credit (cost) included in net periodic pension cost, net of tax benefit of $0, $0, ($1) and ($1), respectively	3	(3)	9	(8)
Net pension and postretirement benefits	—	—	(15)	(7)

Foreign currency translation:
Changes in foreign currency translation, net of tax of $0 in all periods	(39)	5	(28)	(12)
Less: Translation gains realized upon the deconsolidation of foreign subsidiaries, net of tax of $0	—	—	5	—
Net foreign currency translation	(39)	5	(33)	(12)

Other comprehensive income (loss), net of tax	$(41)	$3	$(51)	$(19)

Comprehensive income (loss)	$(52)	$26	$40	$31

See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions)	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$240	$810
Short-term marketable securities	64	82
Restricted cash	1	5
Receivables (net of reserves - $11 and $12)	434	369
Inventories	326	332
Income taxes receivable	7	3
Deferred income taxes	51	52
Other current assets	53	47
Total current assets	1,176	1,700
Long-term marketable securities	36	60
Property, plant and equipment (net of accumulated depreciation and depletion - $1,909 and $1,840)	1,953	2,103
Deferred income taxes	12	17
Equity method investments	739	73
Other assets	148	168
Total assets	$4,064	$4,121
Liabilities and Stockholders’ Equity
Accounts payable	$257	$284
Accrued expenses	206	216
Current portion of long-term debt	4	63
Income taxes payable	—	5
Litigation settlement accrual	48	—
Total current liabilities	515	568
Long-term debt	2,206	2,238
Long-term debt - related party	—	54
Deferred income taxes	70	66
Pension and other postretirement benefits	246	277
Other liabilities	261	256
Total liabilities	3,298	3,459
Preferred stock	—	—
Common stock	14	14
Additional paid-in capital	3,007	2,920
Accumulated other comprehensive income (loss)	(27)	24
Retained earnings (accumulated deficit)	(2,230)	(2,320)
Stockholders’ equity of parent	764	638
Noncontrolling interest	2	24
Total stockholders’ equity including noncontrolling interest	766	662
Total liabilities and stockholders’ equity	$4,064	$4,121
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(millions)	Nine months ended September 30,
	2014	2013
Operating Activities
Net income	$91	$50
Less: Loss from discontinued operations, net of tax	(1)	(1)
Income from continuing operations	92	51

Adjustments to reconcile income from continuing operations to net cash:
Depreciation, depletion and amortization	115	115
Litigation settlement charge	48	—
Long-lived asset impairment charges	30	—
Share-based compensation expense	16	14
Deferred income taxes	4	(1)
Gain on asset dispositions	(12)	(1)
Income from equity method investments	(20)	(2)
Gain on deconsolidation of subsidiaries and consolidated joint ventures	(27)	—
(Increase) decrease in working capital, net of deconsolidation of subsidiaries and consolidated joint ventures:
Receivables	(70)	(57)
Income taxes receivable	(1)	—
Inventories	(6)	(24)
Other current assets	(1)	(14)
Payables	(16)	(14)
Accrued expenses	(6)	(4)
Decrease in other assets	—	—
Decrease in pension and other postretirement benefits	(48)	(59)
Decrease in other liabilities	(12)	(4)
Other, net	(6)	12
Net cash provided by operating activities	$80	$12

Investing Activities
Purchases of marketable securities	(126)	(152)
Sales or maturities of marketable securities	166	144
Capital expenditures	(88)	(72)
Acquisition of mining rights	—	(17)
Net proceeds from asset dispositions	14	1
Investment in joint venture, including $23 million of cash of contributed subsidiaries in 2014	(558)	(5)
Insurance proceeds	3	—
Return (deposit) of restricted cash	4	(1)
Net cash used for investing activities	$(585)	$(102)

Financing Activities
Issuance of debt	3	7
Repayment of debt	(62)	(3)
Loans from joint venture partner	—	3
Issuance of common stock	4	3
Repurchases of common stock to satisfy employee tax withholding obligations	(7)	(9)
Net cash (used for) provided by financing activities	$(62)	$1

Effect of exchange rate changes on cash	(2)	(4)
Net cash used for operating activities - discontinued operations	(1)	(1)

Net decrease in cash and cash equivalents	$(570)	$(94)
Cash and cash equivalents at beginning of period	810	546
Cash and cash equivalents at end of period	$240	$452

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$127	$137
Income taxes paid, net	9	4

Noncash Investing and Financing Activities:
Amount in accounts payable for capital expenditures	7	8
Contribution of wholly-owned subsidiaries and joint venture investments as consideration for investment in USG Boral Building Products	121	—
Conversion of $75 million of 10% convertible senior notes due 2018, net of discount	(73)	—
Issuance of common stock upon conversion of debt	75	—
Accrued interest on debt conversion	(2)	—
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

1.	Organization, Consolidation and Presentation of Financial Statements

PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the entire year.
On our consolidated statements of operations for the three months and nine months ended September 30, 2013, income from equity method investments, which was previously included in "Other income, net," is reflected as "Income from equity method investments" to conform to the current year presentation. On our consolidated statement of cash flow for the nine months ended September 30, 2013, income from equity method investments previously included in "Other, net" has been reclassified to "Income from equity method investments."
Our investment with Boral Limited in a 50/50 joint venture, USG Boral Building Products or UBBP, was consummated on February 27, 2014 (February 28, 2014 Eastern Standard Time (Australia)), and as a result, seven months of results of UBBP were recorded in our accompanying consolidated statement of operations for the nine months ended September 30, 2014. See Note 2 for further description of our investment in UBBP.
Effective April 1, 2014, we changed the composition of our reportable segments to reflect the change in management over our businesses in Mexico and Latin America and the contribution of our businesses in Asia-Pacific, India and Oman into UBBP. Accordingly, our segments are now structured around our key products and business units: (1) Gypsum, (2) Ceilings, (3) Distribution and (4) UBBP. As a result of these changes, our Mexico and Latin America businesses have been combined, with their Gypsum results included within our Gypsum segment, previously referred to as North American Gypsum, and their Ceiling results included within our Ceilings segment, previously referred to as Worldwide Ceilings. Our prior period results have been recast to reflect these changes and present comparative year over year results. See Notes 2 and 4.
These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the SEC on March 3, 2014.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update is effective for us in the first quarter of 2015. We do not expect that the adoption of ASU 2014-08 will have a significant impact to our consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for us in the first quarter of 2017, with early adoption not permitted. There are two transition methods available under the new standard, either cumulative effect or retrospective. We are currently evaluating the impact of this ASU and have not yet selected a transition method.

In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to assess, at each annual and interim reporting period, the entity's ability to continue as a going concern within one year of date of the financial statements are issued and provide related disclosures. The new standard will be effective for us for the year ended December 31, 2016, with early adoption permitted. We do not expect that the adoption of ASU 2014-15 will have a significant impact to our consolidated financial statements or disclosures.
2.    Equity Method Investments

Equity method investments as of September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014		December 31, 2013
(dollars in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USG Boral Building Products (a)	692	50%	N/A	N/A
Other equity method investments	47	33% - 50%	$73	33% - 50%
Total equity method investments	$739		$73

(a)	The carrying value of our investment in UBBP as of September 30, 2014, includes transaction costs of approximately $32 million incurred in the fourth quarter of 2013 and first nine months of 2014.

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
On February 27, 2014, as consideration for our 50% ownership in UBBP, we (i) made a cash payment of $513 million to Boral, which includes a $500 million base price and $13 million of customary estimated working capital and net debt adjustments, (ii) contributed to UBBP our subsidiaries and joint venture investments in China, Singapore, India, Malaysia, New Zealand, Australia, the Middle East and Oman, see Note 15, and (iii) granted to UBBP licenses to use certain of our intellectual property rights in the Territory. We funded our cash payment with the net proceeds from our October 2013 issuance of $350 million of 5.875% senior notes and cash on hand. In the event certain performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised first of $25 million based on performance during the first three years after closing and then up to $50 million based on performance during the first five years after closing. In October 2014, we paid an additional $2 million to Boral in conjunction with customary post-closing adjustments.
We account for our 50% investment in UBBP using the equity method of accounting, and we initially measured its carrying value at cost of approximately $676 million as of February 27, 2014. Our existing wholly-owned subsidiaries and consolidated variable interest entities that were contributed into the joint venture were deconsolidated resulting in a gain of $27 million, which is included in our consolidated statement of operations for the nine months ended September 30, 2014. Approximately $11 million of the gain relates to the remeasurement of our retained investment in the contributed subsidiaries to a preliminary fair value, determined using a discounted cash flow model with several inputs, including a weighted-average discount rate of approximately 11% and a weighted-average long-term growth rate of approximately 2%. Additionally, we recorded a liability of $23 million representing the present value of the first earnout payment, which is included in other liabilities on our accompanying consolidated balance sheet as of September 30, 2014. We are not currently required under applicable accounting guidance to record a liability for the second earnout payment, as such, a liability has not been recorded on our consolidated balance sheet as of September 30, 2014.
All of our investments accounted for under the equity method are initially recorded at cost, and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities.  Because the underlying net assets in our investments are denominated in a foreign currency, translation gains or losses will impact the recorded value of our investment and, for the nine months ended September 30, 2014, resulted in a net loss of $13 million recorded in accumulated other comprehensive income (loss). For the nine months ended September 30, 2014, our accompanying consolidated statement of operations includes $20 million of equity income, representing our share of seven months of results of UBBP of $19 million and our share of income from our other equity method investments of $1 million.
Summarized financial information for our equity method investments is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014 (a)	2013
USG Boral Building Products:
Net sales	$286	N/A	$655	N/A
Gross profit	77	N/A	179	N/A
Operating profit	31	N/A	57	N/A
Net income	25	N/A	42	N/A
Net income attributable to USG Boral Building Products	24	N/A	39	N/A
USG share of income from investment accounted for using the equity method	12	N/A	19	N/A
Other equity method investments(b):
USG share of income from investments accounted for using the equity method	—	1	1	2

Total income from equity method investments	12	1	20	2

(a)	Operating results are presented for UBBP for the seven months ended September 30, 2014.

(b)
Amounts represent our share of income or loss from all equity method investments, other than UBBP. For the nine months ended September 30, 2014, the amount reflected includes two months of our share of equity method earnings from the joint ventures which we had accounted for as equity method investments prior to being contributed to UBBP on February 27, 2014.

3.    Long-Lived Asset Impairment Charges
Since we began idling plants in 2007, we have continuously evaluated our manufacturing needs by considering the capacity of existing and idled plants and production lines, as well as capital projects for manufacturing facilities, relative to the demand assumptions included in our long-range plan. Although industry and economic factors have improved and we believe that the overall economic recovery is intact, they are improving at a slower pace than expected, requiring us to reconsider the future utilization of idled plants and production lines, and capital projects for manufacturing facilities. As a result, in the third quarter of 2014, we recorded asset impairment charges totaling $30 million, which includes the following:
(a) impairment charges of $16 million related to the carrying values of machinery, equipment and buildings at our temporarily idled gypsum quarry and wallboard production facility in Empire, Nevada and at our previously idled and now permanently closed gypsum wallboard line in New Orleans, Louisiana. In addition, in the third quarter 2014 we permanently closed our wallboard line in Detroit, Michigan. No impairment charge was recorded with respect to our wallboard line in Detroit, Michigan, as these assets were previously impaired at the time the plant was originally idled.
(b) impairment charges of $12 million related to previously incurred and capitalized costs for the construction of two future facilities, which we do not anticipate will be built within our planning horizon.
(c) impairment charges of $2 million related to the carrying values of machinery, equipment and buildings at our previously idled and now permanently closed paper production line in Gypsum, Ohio.
The carrying values of the machinery, equipment and buildings at our temporarily idled facility in Empire, Nevada exceeded the estimated future undiscounted cash flows for the remaining useful lives of the assets due to slower than expected acceleration in the markets served by this facility and our forecasts regarding the timing and future rate of recovery in those markets. Based on these conditions, we do not anticipate that the carrying values of the assets at this facility would be recovered prior to end of the assets’ useful lives, and therefore fully impaired these assets in the current period. For the production line in Gypsum, Ohio that we deemed to be permanently closed, we fully impaired the long-lived assets specific to those lines.
The long-lived asset impairment charges relate solely to our Gypsum segment.

4.     Segments
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

	Three months ended September 30,		Nine months ended September 30,
(millions)	2014	2013 (c)	2014(c)	2013 (c)
Net Sales:
Gypsum	$621	$580	$1,778	$1,670
Ceilings (a)	137	146	392	428
Distribution	359	331	1,003	931
Eliminations	(145)	(132)	(403)	(374)
Total	$972	$925	$2,770	$2,655

Operating Profit (Loss):
Gypsum (b)	$12	$75	$172	$188
Ceilings (a)	30	23	69	77
Distribution	4	3	9	2
Corporate	(23)	(25)	(65)	(63)
Eliminations	(1)	(1)	1	(6)
Total	$22	$75	$186	$198

(a)
Ceilings' net sales and operating profit for the nine months ended September 30, 2014 includes the results, through February 27, 2014, of our wholly-owned subsidiaries and consolidated joint ventures that were contributed to UBBP.

(b)
Gypsum's operating profit for both the three and nine months ended September 30, 2014 included a litigation settlement charge of $48 million and long-lived asset impairment charges of $30 million. See Notes 17 and 3, respectively.

(c)	Net sales and operating profit (loss) have been recast for periods prior to April 1, 2014 to conform with the new presentation of reportable segments.
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
See Note 3 for information related to the long-lived asset impairment charges recorded in our Gypsum segment in the third quarter of 2014.

5.	Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus the dilutive effect, if any, of market share units, or MSUs, performance shares, restricted stock units, or RSUs, stock options, deferred shares associated with our deferred compensation program for non-employee directors and, for the applicable periods, the potential conversion of our 10% convertible senior notes due 2018, which were converted into common stock in December 2013 and April 2014. See Note 8.
The reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,

(millions, except per-share data)	2014	2013	2014	2013
Income (loss) from continuing operations	$(11)	$24	$92	$51
Less: Net income attributable to noncontrolling interest	1	—	1	—
Income (loss) from continuing operations attributable to USG	(12)	24	91	51
Loss from discontinued operations	—	(1)	(1)	(1)
Net income (loss) attributable to USG	(12)	23	90	50
Effect of dilutive securities - RSUs, MSUs, performance shares and stock options	—	—	—	—
Effect of dilutive securities - 10% convertible senior notes	—	—	2	—
Effect of dilutive securities - Deferred compensation program for non-employee directors	—	—	—	—
Income (loss) available to shareholders	$(12)	$23	$92	$50

Average common shares	144.6	108.6	140.9	108.5
Dilutive RSUs, MSUs, performance shares and stock options	—	2.4	2.5	2.6
Common shares issuable upon conversion of our 10% convertible senior notes	—	—	3.5	—
Deferred shares associated with a deferred compensation program for non-employee directors	—	—	0.2	—
Average diluted common shares	144.6	111.0	147.1	111.1

Earnings (loss) per average common share:
Income (loss) from continuing operations	$(0.09)	$0.23	$0.65	$0.48
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)
Earnings (loss) per average common share	$(0.09)	$0.22	$0.64	$0.47

Diluted earnings (loss) per average common share:
Income (loss) from continuing operations	$(0.09)	$0.22	$0.63	$0.47
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)
Earnings (loss) per average diluted common share	$(0.09)	$0.21	$0.62	$0.46
In December 2013, we converted $325 million of our 10% convertible senior notes due 2018 into approximately 28.5 million common shares. In April 2014, we converted the remaining $75 million of these notes into approximately 6.6 million common shares. See further discussion in Note 8.
MSUs, performance shares, RSUs, stock options and common shares issuable upon conversion of our 10% convertible senior notes that were not included in the computation of diluted earnings (loss) per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions, common shares)	2014	2013	2014	2013
MSUs, performance shares, RSUs and stock options	5.6	2.0	2.7	2.2
10% convertible senior notes due 2018	—	35.1	—	35.1

6.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on our consolidated balance sheets. Proceeds received from sales and maturities of marketable securities were $166 million for the nine months ended September 30, 2014. Our investments in marketable securities consisted of the following:

	As of September 30, 2014		As of December 31, 2013
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$60	$60	$87	$87
U.S. government and agency debt securities	6	6	12	12
Asset-backed debt securities	13	13	20	20
Certificates of deposit	15	15	17	17
Municipal debt securities	6	6	6	6
Total marketable securities	$100	$100	$142	$142
The realized and unrealized gains and losses for the three and nine months ended September 30, 2014 and 2013 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.
Contractual maturities of marketable securities as of September 30, 2014 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$64	$64
Due in 1-5 years	36	36
Total marketable securities	$100	$100
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.
7.    Intangible Assets
Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of September 30, 2014			As of December 31, 2013
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(53)	$17	$70	$(48)	$22
Other	9	(7)	2	9	(6)	3
Total	$79	$(60)	$19	$79	$(54)	$25
Total amortization expense was $2 million and $6 million for the three and nine months ended September 30, 2014 and 2013, respectively. Estimated amortization expense for the remainder of 2014 and for future years is as follows:

(millions)	2014	2015	2016	2017	2018	2019 and thereafter
Estimated future amortization expense	$1	$7	$7	$2	$1	$1

Intangible assets with indefinite lives are not amortized. These assets are summarized as follows:

	As of September 30, 2014			As of December 31, 2013
(millions)	Gross Carrying Amount	Accumulated Impairment Charges	Net	Gross Carrying Amount	Accumulated Impairment Charges	Net
Intangible Assets with Indefinite Lives:
Trade names	$22	$—	$22	$22	$—	$22
Other	8	1	7	8	1	7
Total	$30	$1	$29	$30	$1	$29
Intangible assets are included in other assets on our consolidated balance sheets, except for approximately $5 million of other indefinite-lived intangible assets which met the criteria to be classified as held for sale during the second quarter of 2014 and therefore are included in other current assets on our consolidated balance sheet as of September 30, 2014.

8.	Debt
Total debt, including the current portion of long-term debt, consisted of the following:

(millions)	September 30, 2014	December 31, 2013
5.875% senior notes due 2021	$350	$350
6.3% senior notes due 2016	500	500
7.75% senior notes due 2018, net of discount	500	500
7.875% senior notes due 2020, net of discount	249	249
8.375% senior notes due 2018	350	350
9.75% senior notes due 2014, net of discount	—	59
10% convertible senior notes due 2018, net of discount	—	72
Ship mortgage facility (includes $4 million of current portion of long-term debt)	22	25
Credit facilities of Oman joint ventures	—	11
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$2,210	$2,355

On August 1, 2014, we repaid the remaining of $59 million of principal balance of our 9.75% senior notes due 2014.
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
Our U.S. credit facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of no less than 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of September 30, 2014, our fixed charge coverage ratio was 1.14-to-1.0. Because we currently satisfy the required fixed charge coverage ratio, we are not required to maintain a minimum borrowing availability under the credit facility. Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of September 30, 2014, and outstanding letters of credit of $54 million as of September 30, 2014, borrowings available under the credit facility were approximately $311 million. As of September 30, 2014 and during the quarter then-ended, there were no borrowings under the facility.
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
During the nine months ended September 30, 2014, there was an immaterial amount of borrowings outstanding under our Canadian credit agreement and no borrowings outstanding as of September 30, 2014. The U.S. dollar equivalent of borrowings available under this agreement as of September 30, 2014 was $35 million. On October 22, 2014, in connection with the amendment and restatement of our credit facility described below, we terminated our Canadian credit facility.
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
The fair value of our debt was approximately $2.362 billion as of September 30, 2014 and $2.659 billion as of December 31, 2013. The fair values were based on quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs and value drivers are observable and, as a result, are classified as Level 2 inputs. See Note 10 for further discussion on fair value measurements and classifications.
As of September 30, 2014, we were in compliance with the covenants contained in our credit facilities.
AMENDED AND RESTATED CREDIT FACILITY
On October 22, 2014, we amended and restated our credit facility in order to, among other things, join CGC, Inc., or CGC, as a party and to increase the maximum borrowing limit under the credit agreement from $400 million to $450 million (including a $50 million borrowing sublimit for CGC). As amended and restated, the credit agreement allows for the borrowing of revolving loans and issuance of letters of credit (up to a maximum of $200 million at any time outstanding, in aggregate) to USG and its subsidiaries. Pursuant to the credit agreement, the maximum principal amount of revolving loans and letters of credit that may be borrowed by and/or be issued in favor USG and CGC at any time may fluctuate based upon two separate borrowing base calculations.
USG's obligations under the credit facility are guaranteed by USG and its significant domestic subsidiaries and secured by their and USG’s trade receivables and inventory. CGC's obligation's under the credit facility are secured by trade receivables and inventory of certain subsidiaries. The credit facility matures on October 22, 2019 unless terminated earlier in accordance with its terms. The credit facility is available to fund working capital needs and for other general corporate purposes..
The credit agreement contains a financial covenant that would require us to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 if availability (as defined in the credit agreement) is less than an amount equal to 10% of the lesser of (a) the aggregate revolving commitment at such time and (b) the aggregate borrowing base at such time. We would be required to continue to comply with such financial covenant until availability under the credit agreement exceeds such minimum threshold for 30 consecutive calendar days thereafter.

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
COMMODITY DERIVATIVE INSTRUMENTS
As of September 30, 2014, we had 22 million mmBTUs (millions of British Thermal Units) in aggregate notional amount of outstanding natural gas swap and option contracts to hedge forecasted purchases. All of these contracts mature by December 31, 2016. For contracts designated as cash flow hedges, the net unrealized loss that remained in accumulated other comprehensive income (loss), or AOCI, as of September 30, 2014 was $3 million. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first nine months of 2014. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a quarterly basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was an immaterial unrealized gain as of September 30, 2014.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $69 million as of September 30, 2014, and they mature by June 30, 2016. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first nine months of 2014. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was a $2 million unrealized gain as of September 30, 2014.
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of September 30, 2014, our derivatives were in a $1 million net liability position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
Our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of September 30, 2014, we had $6 million of collateral posted with our counterparties related to our derivatives.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our consolidated balance sheets, based on their fair value as of the balance sheet date.
FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2014 and 2013.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2014	2013		2014	2013
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(3)	$(1)	Cost of products sold	$—	$—
Foreign exchange contracts	3	(1)	Cost of products sold	1	1
Total	$—	$(2)		$1	$1

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2014	2013
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$(1)	$—
Total		$(1)	$—

The following are the pretax effects of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2014 and 2013.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2014	2013		2014	2013
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(1)	$(1)	Cost of products sold	$2	$(1)
Foreign exchange contracts	3	2	Cost of products sold	2	2
Total	$2	$1		$4	$1

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2014	2013
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$—	$1
Total		$—	$1
The following are the fair values of derivative instruments and the location on our consolidated balance sheets as of September 30, 2014 and December 31, 2013.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		9/30/14	12/31/13		9/30/14	12/31/13
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$2	$2	Accrued expenses	$4	$—
Commodity contracts	Other assets	—	—	Other liabilities	1	—
Foreign exchange contracts	Other current assets	1	1	Accrued expenses	—	—
Foreign exchange contracts	Other assets	1	—	Other liabilities	—	—
Total derivatives in cash flow hedging relationships		$4	$3		$5	$—

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$1	$2	Accrued expenses	$1	$—
Total derivatives not designated as hedging instruments		$1	$2		$1	$—

Total derivatives	Total assets	$5	$5	Total liabilities	$6	$—
As of September 30, 2014, we had no derivatives designated as fair value hedges or net investment hedges.

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
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	9/30/14	12/31/13	9/30/14	12/31/13	9/30/14	12/31/13	9/30/14	12/31/13
Cash equivalents	$133	$549	$13	$24	$—	$—	$146	$573
Marketable securities:
Corporate debt securities	—	—	60	87	—	—	60	87
U.S. government and agency debt securities	—	—	6	12	—	—	6	12
Asset-backed debt securities	—	—	13	20	—	—	13	20
Certificates of deposit	—	—	15	17	—	—	15	17
Municipal debt securities	—	—	6	6	—	—	6	6
Derivative assets	—	—	5	5	—	—	5	5
Derivative liabilities	—	—	(6)	—	—	—	(6)	—
During the third quarter of 2014, we reviewed our property, plant and equipment for potential impairment by comparing the carrying values of those assets with their fair values as estimated using the future undiscounted cash flows for their remaining useful lives. As disclosed in Note 3, we recorded long-lived asset impairment charges of $30 million for third quarter of 2014. We measured the fair value of the machinery, equipment and buildings as of September 30, 2014 using measurements classified as Level 3.

11.    Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2014	2013	2014	2013
Pension:
Service cost of benefits earned	$9	$10	$27	$29
Interest cost on projected benefit obligation	16	16	49	47
Expected return on plan assets	(20)	(19)	(60)	(57)
Net amortization	7	11	19	34
Net pension cost	$12	$18	$35	$53
Postretirement:
Service cost of benefits earned	$1	$1	$2	$3
Interest cost on projected benefit obligation	1	2	5	5
Net amortization	(8)	(9)	(26)	(26)
Net postretirement benefit	$(6)	$(6)	$(19)	$(18)
During the first nine months of 2014, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $8 million to our pension plan in Canada, and $2 million, in aggregate, to certain other domestic and foreign pension plans. We expect to make total contributions to our pension plans in 2014 of approximately $61 million.
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
In the fourth quarter of 2014, we expect to incur a settlement charge between $12 million and $14 million with respect to an early pension settlement for USG (U.K.) Ltd.’s pension plan that was previously frozen to permanently eliminate future benefit accruals. The settlement charge will be calculated on the day the annuity purchase occurs.
12.    Share-Based Compensation
During the first nine months of 2014, we granted share-based compensation in the form of market share units, or MSUs, performance shares, and restricted stock units, or RSUs, to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates and the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures. Awards granted during the first nine months of 2014 and assumptions used to determine fair value were as follows:

	MSUs	Performance Shares	RSUs
Awards granted	364,180	111,287	57,500
Weighted average fair value	$40.20	$46.46	$33.37
Expected volatility	54.93%	54.93%	N/A
Risk-free rate (a)	0.63%	0.63%	N/A
Expected term (in years) (b)	2.94	2.94	N/A
Expected dividends	—	—	N/A

(a)	The risk-free rate was based on zero coupon U.S. government issues at the time of grant.

(b)	The expected term represents the period from the valuation date to the end of the performance period.

MARKET SHARE UNITS
The MSUs granted during the first nine months of 2014 generally vest after a three-year period based on our actual stock price performance during such period. The number of MSUs earned will vary from zero to 150% of the number of MSUs awarded depending on the actual performance of our stock price. In the case of termination of employment due to death, disability or retirement during the performance period, vesting will be pro-rated based on the number of full months employed in 2014.

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
PERFORMANCE SHARES
The performance shares granted during the first nine months of 2014 generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from zero to 200% of the number awarded depending on that relative performance. Generally, vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, or retirement, and pro-rated awards earned will be issued at the end of the three-year period. Each performance share earned will be settled in common stock.
We estimated the fair value of each performance share granted on the date of grant using a Monte Carlo simulation that used the assumptions noted in the table above. Expected volatility was based on implied volatility of our traded options and the daily historical volatilities of our peer group.
RESTRICTED STOCK UNITS
The RSUs granted during the first nine months of 2014 vest after a specified number of years from the date of grant or at a specified date. Generally, RSUs may vest earlier in the case of death, disability, retirement or a change in control, provided that RSUs granted after 2012 will vest upon a change in control in most circumstances only if there is also a related loss of employment or diminution of duties. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grant.

13.    Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	September 30, 2014	December 31, 2013
Finished goods and work in progress	$264	$270
Raw materials	62	62
Total	$326	$332
ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Nine months ended September 30,
(millions)	2014	2013
Balance as of January 1	$132	$139
Accretion expense	6	5
Liabilities incurred	1	2
Changes in estimated cash flows (a)	(13)	(11)
Liabilities settled	(2)	(1)
Foreign currency translation	(2)	(2)
Balance as of September 30	$122	$132

(a)
Changes in estimated cash flows for the nine months ended September 30, 2014 includes changes in estimates primarily related to reclamation activities for our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, which we permanently closed during the third quarter of 2011, and our mining operation in Little Narrows, Nova Scotia, Canada.

ACCRUED INTEREST
Interest accrued on our debt as of both September 30, 2014 and December 31, 2013 was $48 million and is included in accrued expenses on our consolidated balance sheets.

ASSETS HELD FOR SALE
In June 2014, we sold surplus property for a gain of $12 million which is included in cost of goods sold in our statement of operations. The asset was classified as held for sale in our consolidated balance sheet at December 31, 2013 with a carrying value of approximately zero. Assets held for sale as of September 30, 2014 include approximately $5 million of indefinite-lived intangible assets which are classified as other current assets in our accompanying consolidated balance sheet.

14.    Accumulated Other Comprehensive Income (Loss)
Changes in the balances of each component of AOCI for the nine months ended September 30, 2014 and 2013 were as follows:

	Derivatives		Defined Benefit Plans		Foreign Currency Translation		AOCI
(millions)	2014	2013	2014	2013	2014	2013	2014	2013
Balance as of January 1	$35	$32	$(32)	$(303)	$21	$38	$24	$(233)
Other comprehensive income (loss) before reclassifications, net of tax	1	—	(6)	(15)	(28)	(12)	(33)	(27)
Less: Amounts reclassified from AOCI, net of tax	4	—	9	(8)	5	—	18	(8)
Net other comprehensive income (loss)	(3)	—	(15)	(7)	(33)	(12)	(51)	(19)
Balance as of September 30	$32	$32	$(47)	$(310)	$(12)	$26	$(27)	$(252)

Amounts reclassified from AOCI, net of tax, for the three months and nine months ended September 30, 2014 and 2013, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Derivatives
Net reclassification from AOCI for cash flow hedges included in cost of products sold	$1	$1	$4	$1
Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	(1)	—	(1)
Net amount reclassified from AOCI	$1	$—	$4	$—

Defined Benefit Plans
Net reclassification from AOCI for amortization of prior service cost included in cost of products sold	$2	$(2)	$5	$(7)
Net reclassification from AOCI for amortization of prior service cost included in selling and administrative expenses	1	(1)	3	(2)
Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	—	(1)	1
Net amount reclassified from AOCI	$3	$(3)	$9	$(8)

Foreign Currency Translation
Net reclassification from AOCI for translation gains realized upon the deconsolidation of foreign subsidiaries included in selling and administrative expenses	$—	$—	$5	$—
Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	—	—	—
Net amount reclassified from AOCI	$—	$—	$5	$—

We estimate that we will reclassify a net $1 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

15.	Oman Investment
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
As of December 31, 2013, other liabilities included approximately $8 million of loans payable and the related accrued interest due to the joint venture partner. We contributed our Oman joint ventures, including these loans, to UBBP on February 27, 2014; therefore, the loans payable are no longer reflected on our balance sheet as of September 30, 2014. Also as a result of our contribution of our Oman joint ventures to UBBP, non-controlling interest within shareholders' equity decreased by approximately $24 million.
See Note 8 for a description of the credit facilities entered into by our joint ventures in Oman in June 2013.

16.	Income Taxes
In the third quarter of 2014, we had income tax expense of approximately $2 million from foreign, state and local jurisdictions. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a valuation allowance. Therefore, any income or loss before income taxes does not generate a corresponding income tax expense or benefit. Income tax expense in the current quarter reflects income taxes for certain foreign, state and local jurisdictions.
For the first nine months of 2014, we had income tax expense of $7 million, which primarily reflects income taxes for certain foreign, state and local jurisdictions, including approximately $1 million of withholding taxes on property contributed to UBBP. See Note 2.
In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. As of September 30, 2014, we had federal net operating loss, or NOL, carryforwards of approximately $1.993 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2033, none of which are subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal AMT credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $2.122 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire in 2015.
As of September 30, 2014, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $269 million, of which $11 million will expire in 2014. The remainder will expire if unused in years 2015 through 2033. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $2 million as of September 30, 2014, against which we have maintained a valuation allowance.
During periods prior to 2014, we established a valuation allowance against our deferred tax assets totaling $995 million. During the first nine months of 2014, we recorded a decrease in the valuation allowance against our deferred tax assets of $34 million. Approximately $11 million of the decrease related to the realizability of our deferred tax assets due to state law changes. The other $23 million of the decrease resulted from a reduction in the gross value of our deferred tax assets. As a result of both decreases, and based upon an evaluation of all available evidence, we recorded corresponding reductions in the valuation allowance, resulting in no net impact to our consolidated statement of operations. The decreases in the valuation allowance in 2014 resulted in a deferred tax asset valuation allowance of $961 million as of September 30, 2014.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 3.06% for September 2014. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of September 30, 2014, our annual U.S. federal NOL utilization would have been limited to approximately $122 million per year.
17. Litigation
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
In the fall of 2013, similar lawsuits were filed in Quebec and Ontario courts on behalf of purchasers of wallboard in Canada. These Canadian lawsuits also name as defendants CGC,as well as other Canadian and U.S. wallboard manufacturers.
USG has denied the allegations made in these wallboard pricing lawsuits, believes these cases are without merit, and that USG’s actions were at all times lawful. U.S. antitrust litigation, however, is expensive and protracted, with inherent risks and uncertainties, including the potential of triple damages and joint and several liability. To avoid these expenses, risks and further distraction of management, in October 2014, we entered into a settlement agreement in principle with the attorneys representing the direct and indirect purchaser plaintiffs in the U.S. wallboard pricing lawsuits. Pursuant to the settlement in principle, which is subject to finalization of a settlement agreement and court approval, USG will pay a total of $48 million to resolve the U.S. direct and indirect purchaser cases. Accordingly we have recorded a $48 million charge in the third quarter of 2014 related to this settlement.  If we are unable to settle the U.S. litigation under the terms currently contemplated, or at all, there can be no assurance that the outcome of these lawsuits will not have a material effect on our business, financial condition, operating results or cash flows.
The settlement described above does not include the Canadian lawsuits. At this stage of the Canadian lawsuits, we are not able to estimate the amount, if any, of any reasonably possible loss or range of reasonably possible losses. We believe, however, that these Canadian lawsuits will not have a material effect on our results of operations, financial position, or cash flows.
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of September 30, 2014 and December 31, 2013, we had an accrual of $16 million and $18 million, respectively, for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our results of operations, financial position or cash flows.
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
Overview
We are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first nine months of 2014:

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
Our operations are organized into four reportable segments structured around our key products and business units: Gypsum, Ceilings, Distribution and UBBP.
Gypsum: Previously referred to as North American Gypsum, our Gypsum reportable segment manufactures and markets gypsum and related products in the United States, Canada, Mexico and Latin America. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, the gypsum businesses of USG Mexico, S.A. de C.V., or USG Mexico along with our gypsum businesses in Latin America. Gypsum’s products are used in a variety of building applications to finish the walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. Its major product lines include SHEETROCK® brand gypsum wallboard, a line of joint compounds used for finishing wallboard joints also sold under the SHEETROCK® brand name, DUROCK® brand cement board, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing used for building exteriors and gypsum fiber and glass mat panels used as roof cover board.
Ceilings: Previously referred to as Worldwide Ceilings, our Ceilings reportable segment manufactures and markets interior systems products in the United States, Canada, Mexico and Latin America. Ceilings includes USG Interiors, LLC, or USG Interiors, the ceilings business of CGC, and our ceilings businesses in Mexico and Latin America. In addition, through February 27, 2014, it also included our businesses in the Asia-Pacific region (see paragraph below regarding UBBP), which were included in USG International. Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada and, through February 27, 2014, in the Asia-Pacific region. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, Latin America and, through February 27, 2014, in the Asia-Pacific region.
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
As consideration for our 50% ownership in UBBP, we (i) made a $513 million cash payment to Boral, which included a $500 million base price and $13 million of customary estimated working capital and net debt adjustments, (ii) contributed to UBBP our subsidiaries and joint venture investments in China, Singapore, India, Malaysia, New Zealand, Australia, the Middle East and Oman, and (iii) granted to UBBP licenses to use certain of our intellectual property rights in the Territory. We funded our cash payment with the net proceeds from our October 2013 issuance of $350 million of 5.875% senior notes and cash on hand. In the event certain performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised of $25 million based on performance during the first three years after closing and up to $50 million based on performance during the first five years after closing. In October 2014, we paid an additional $2 million to Boral in conjunction with customary post-closing adjustments.
UBBP is targeting the distribution of 50% of combined after tax profits to USG and Boral in proportion to the respective ownership interests; provided, however, that UBBP will not pay dividends if such payments are, among other things, restricted pursuant to the terms of the credit facilities maintained by UBBP, inconsistent with the then-applicable strategic plan, or illegal. Through September 30, 2014, no dividends have been declared or paid by UBBP. The amount and timing of any distribution is currently unknown.
UBBP is operated in accordance with the terms of a shareholders’ agreement. From February 27, 2014 through September 30, 2014, UBBP was funded from its net cash flows from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund.
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
Our investment in UBBP is accounted for as an equity method investment and was initially measured at cost. Our existing wholly-owned subsidiaries and consolidated variable interest entities that were contributed into the joint venture were deconsolidated, which resulted in a gain of $27 million during the first quarter of 2014. Our investment in UBBP consummated on February 27, 2014, and as a result, our share of seven months of equity income from UBBP is included in our accompanying consolidated statement of operations for the nine months ended September 30, 2014.
Geographic Information: For the first nine months of 2014, we recorded $2,770 million of net sales in our consolidated statement of operations, of which approximately 84% were attributable to the United States, approximately 9% were attributable to Canada and other foreign countries accounted for the remaining 7%. Net sales for UBBP for the period from February 27, 2014, the date of our investment in UBBP, to September 30, 2014, were $655 million, of which approximately 65% and 35% were attributable to Asia and Australasia, respectively.

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
For the new residential construction market, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows a housing start by 90 to 120 days. In September 2014, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau to have increased to 1,017,000 units, compared to 957,000 units reported for August 2014 and 1,098,000 units reported for July 2014. In comparison, housing starts for 2013 were 925,000 units. Industry analysts believe that the recovery in new residential construction will continue to be uneven and modest over the next few years, but over the longer term housing starts will begin to reach historical averages. Industry analysts’ forecasts for 2014 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 980,000 to 1,050,000 units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. We currently estimate that 2014 housing starts in the United States will be in the lower end of the range of 1,000,000 to 1,100,000 units.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to McGraw-Hill Construction's most recent construction market forecast, total floor space for which new nonresidential construction contracts were signed in the United States increased 9% in 2013 compared with 2012. This followed a 10% increase in 2012 compared with 2011 and a 3% increase in 2011 compared with 2010. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 8% in 2014 from the 2013 level. McGraw-Hill's forecast includes several building types which do not generate significant demand for our products; therefore, we anticipate new nonresidential construction growth in our business sectors in 2014 compared to 2013 will be in the low to mid-single digits.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to approximately 5.09 million units in 2013, the highest level since 2006, reflecting a 9.2% increase from the 2012 level of 4.66 million units. The seasonally adjusted annual rate of existing home sales was 5.17 million units in September 2014. This was 2% higher than the August 2014 rate of 5.05 million units, and 2% lower than the September 2013 rate of 5.26 million units. Although sales of existing homes in 2014 softened, the generally rising levels of existing home sales and home resale values in recent years have contributed to an increase in demand for our products from the residential repair and remodel market. We currently estimate that overall repair and remodel spending growth in 2014, compared to 2013, will be in the mid-single digits.
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
The housing and construction-based markets we serve are affected by economic conditions, the availability of credit, lending practices, interest rates, the unemployment rate and consumer confidence. An increase in interest rates, high levels of unemployment, restrictive lending practices, a decrease in consumer confidence or other economic conditions could have a material effect on our business, financial condition, operating results and cash flows. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns or financial concerns in the regions where we have operations may have a material effect on our business, financial condition, results of operations and cash flows.

Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 15.7 billion square feet in the first nine months of 2014, up approximately 5% compared with 15.0 billion square feet in the first nine months of 2013. We estimate that industry shipments in the United States for all of 2014 will be in the range of 22 to 23 billion, compared to 20.9 billion square feet in 2013.
U.S. Gypsum shipped 3.87 billion square feet of SHEETROCK® brand gypsum wallboard in the first nine months of 2014, a 3% increase from 3.76 billion square feet in the first nine months of 2013. U.S. Gypsum’s share of the gypsum board market in the United States (which includes for comparability its shipments of SHEETROCK® brand gypsum wallboard, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing), based on industry shipments as reported by the Gypsum Association, was approximately 26% in the third quarter of 2014, compared to 26% in the third quarter of 2013, and 26% in the second quarter of 2014.
There is excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 32.7 billion square feet as of January 1, 2014. We estimate that the industry capacity utilization rate was approximately 63% during the first nine months of 2014 compared to 58% during the first nine months of 2013, and 73% in the fourth quarter of 2013. Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2014, but the magnitude of any increase will be dependent primarily on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate over the balance of 2014 will improve commensurate with rising demand. Despite our realization of improvement in our average wallboard selling price, we could experience pressure on gypsum wallboard selling prices and our gross margins particularly if capacity utilization do not improve. In early 2014, as it did in 2013 and 2012, U.S. Gypsum implemented a price increase for wallboard with the new not to exceed price being set for the year. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling price. If we are unable to maintain our prices increases, our net sales and operating profit may be materially impacted.
IMPAIRMENTS
Since we began idling plants in 2007, we have continuously evaluated USG’s manufacturing needs by considering the capacity of existing plants and idled plants and production lines, as well as capital projects for manufacturing facilities, relative to the demand assumptions included in our long-range plan. Since 2007, we have temporarily idled or permanently closed approximately 3.8 billion square feet of our highest-cost wallboard manufacturing capacity. Although industry and economic factors have improved and we believe that the overall economic recovery is intact, they are improving at a slower pace than expected, requiring us to reconsider the future utilization of both idled plants and production lines and capital projects for manufacturing facilities. During the nine months ended September 30, 2014, we recorded $30 million of long-lived asset impairment charges. See Note 3 to our consolidated financial statements included in this report for additional detail.
Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the current recovery results in increases in demand similar to those realized in recoveries from past cycles, we believe we will generate significant cash flows when our markets fully recover. However, this recovery could be slower than recoveries in the past, as the most recent downturn was especially steep. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. If the recovery in our markets is delayed, or we experience a future downturn in the housing and construction-based markets, material write-downs or impairment charges may be required in the future. The magnitude, likelihood and timing of those possible charges would be dependent on the severity and duration of a downturn, should a downturn materialize, and cannot be determined at this time. Any material restructuring or impairment charges, including write-downs of property, plant and equipment, could have a material effect on our results of operations and financial condition. We will continue to monitor economic forecasts and their effect on our facilities to determine whether any of our assets are impaired.

Consolidated Results of Operations

(dollars in millions, except per-share data)	2014	2013	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended September 30:
Net sales	$972	$925	$47	5%
Cost of products sold	796	770	(26)	(3)%
Gross profit	176	155	21	14%
Selling and administrative expenses	76	80	4	5%
Litigation settlement charge	48	—	(48)	*
Long-lived asset impairment charges	30	—	(30)	*
Operating profit	22	75	(53)	(71)%
Income from equity method investments	(12)	(1)	11	*
Interest expense	43	51	8	16%
Interest income	—	(1)	(1)	(100)%
Income (loss) from continuing operations before income taxes	(9)	26	(35)	*
Income tax expense	2	2	—	—%
Income (loss) from continuing operations	(11)	24	(35)	*
Loss from discontinued operations, net of tax	—	(1)	1	*
Net income (loss)	(11)	23	(34)	*
Less: Net income attributable to noncontrolling interest	1	—	1	*
Net income (loss) attributable to USG	$(12)	$23	$(35)	*
Diluted earnings (loss) per share	$(0.09)	$0.21	$(0.30)	*

Nine months ended September 30:
Net sales	$2,770	$2,655	$115	4%
Cost of products sold	2,276	2,225	(51)	(2)%
Gross profit	494	430	64	15%
Selling and administrative expenses	230	229	(1)	*
Litigation settlement charge	48	—	(48)	*
Long-lived asset impairment charges	30	—	(30)	*
Restructuring charges	—	3	3	100%
Operating profit	186	198	(12)	(6)%
Income from equity method investments	(20)	(2)	18	*
Interest expense	135	151	16	11%
Interest income	(1)	(3)	(2)	(67)%
Gain on deconsolidation of subsidiaries and consolidated joint ventures	(27)	—	27	*
Income from continuing operations before income taxes	99	52	47	90%
Income tax expense (benefit)	7	1	(6)	*
Income from continuing operations	92	51	41	80%
Loss from discontinued operations, net of tax	(1)	(1)	—	—%
Net income	91	50	41	82%
Less: Net income attributable to noncontrolling interest	1	—	1	*
Net income attributable to USG	$90	$50	$40	80%
Diluted earnings per share	$0.62	$0.46	$0.16	35%

*not meaningful
NET SALES
Consolidated net sales for the third quarter of 2014 increased $47 million, or 5%, compared with the third quarter of 2013, reflecting higher sales for our Gypsum and Distribution segments, offset by lower sales for our Ceilings segment. Net sales increased 7% and 8% for our Gypsum and Distribution segments, respectively, and decreased 6% for our Ceilings segment. The higher levels of net sales for our Gypsum and Distribution segments reflected higher selling prices and, to a lesser extent, higher volumes. Lower net sales for our Ceilings segment primarily reflected the absence of net sales for our subsidiaries in

Asia-Pacific, India and Oman that were contributed to UBBP on February 27, 2014. Excluding those sales, net sales for our Ceilings segment increased 3%, primarily driven by higher volumes of ceiling tile and higher average selling prices for ceiling tile and ceiling grid in the United States.
Consolidated net sales for the first nine months of 2014 increased $115 million, or 4%, compared with the first nine months of 2013, reflecting higher sales for our Gypsum and Distribution segments, offset by lower sales for our Ceilings segment. Net sales increased 6% and 8% for our Gypsum and Distribution segments, respectively, and decreased 8% for our Ceilings segment. The higher levels of net sales for our Gypsum and Distribution segments reflected higher selling prices and, to a lesser extent, higher volumes. Lower net sales for our Ceilings segment primarily reflected the impact of contributing our subsidiaries in Asia-Pacific, India and Oman to UBBP on February 27, 2014. As a result, the first nine months of 2013 had nine months of net sales for those entities; however, the first nine months of 2014 only has two months of net sales for those entities. Excluding that impact, net sales for our Ceilings segment decreased 2%, primarily driven by lower volumes of ceiling tile and ceiling grid in the United States, partially offset by higher average selling prices.
GROSS PROFIT
Gross profit for the third quarter of 2014 increased $21 million, or 14%, compared with the third quarter of 2013. Gross profit as a percentage of net sales was 18.1% for the third quarter of 2014, compared with 16.8% for the third quarter of 2013. This gross profit improvement was primarily attributable to increased volume and higher selling prices for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard.
Gross profit for the first nine months of 2014 increased $64 million, or 15%, compared with the first nine months of 2013. Gross profit as a percentage of net sales was 17.8% for the first nine months of 2014, compared with 16.2% for the first nine months of 2013. This gross profit improvement was primarily attributable to increased volume and higher selling prices for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard, partially offset by lower sales volumes and higher per unit manufacturing costs for ceiling tile and grid in the United States, the effect of which was dampened partially by higher average selling prices.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $76 million in the third quarter of 2014 compared to $80 million in the third quarter of 2013. The lower level of selling and administrative expenses in 2014 primarily reflected lower incentive compensation and the absence of expenses from USG International due to the contribution of our wholly-owned subsidiaries in the Asia-Pacific region and India and our consolidated joint ventures in Oman in the first quarter offset by an increase in information technology spend. As a percentage of net sales, selling and administrative expenses were 7.8% for the third quarter of 2014 compared to 8.6% for the third quarter of 2013.
Selling and administrative expenses totaled $230 million in the first nine months of 2014 compared to $229 million in the first nine months of 2013. The higher level of selling and administrative expenses in 2014 primarily reflected higher marketing expenses related to our new brand roll-out and information technology spend, partially offset by lower incentive compensation and the absence of expenses from USG International due to the contribution of our wholly-owned subsidiaries in the Asia-Pacific region and India and our consolidated joint ventures in Oman in the first quarter. As a percentage of net sales, selling and administrative expenses were 8.3% for the first nine months of 2014 compared to 8.6% for the first nine months of 2013.
LITIGATION SETTLEMENT CHARGE
In the third quarter of 2014, we recorded a litigation settlement of $48 million related to settlement in principal of the U.S. wallboard pricing class action lawsuit. See Note 17 to our consolidated financial statements included in this report for additional detail.
LONG-LIVED ASSET IMPAIRMENT CHARGES
In the third quarter of 2014, we recorded asset impairment charges of $30 million related to certain manufacturing facilities and capitalized costs for the construction of future facilities, which we do not anticipate will be built within our planning horizon. See Note 3 to our consolidated financial statements included in this report for additional detail.
INCOME FROM EQUITY METHOD INVESTMENTS
Income from equity method investments in the third quarter of 2014 was $12 million, an increase of $11 million from $1 million in the third quarter of 2013. The increase primarily reflects income of $12 million attributable to our share of the income of UBBP, our 50/50 joint venture with Boral.

Income from equity method investments in the first nine months of 2014 was $20 million, an increase of $18 million from $2 million in the first nine months of 2013. The increase primarily reflects income of $19 million attributable to our share of the income of UBBP for the seven month period from the date of our investment in the joint venture to September 30, 2014,
INTEREST EXPENSE
Interest expense was $43 million in the third quarter of 2014, down $8 million, or 16%, from the third quarter of 2013. Lower interest expense primarily reflects a $12 million decrease due to the favorable impact of the conversion of $325 million and $75 million of our 10% convertible senior notes into common stock in December 2013 and April 2014, respectively, and the repayment of $59 million of our 2014 Notes. This decrease is partially offset by $5 million of additional interest expense related to our $350 million of 5.875% senior notes that were issued in October 2013.
Interest expense was $135 million in the first nine months of 2014, down $16 million, or 11%, from the first nine months of 2013. Lower interest expense primarily reflects a decrease of $29 million due to the favorable impact of the conversion of $325 million and $75 million of our 10% convertible senior notes into common stock in December 2013 and April 2014, respectively, and the repayment of $59 million of our 2014 Notes. This decrease is partially offset by $15 million of additional interest expense related to our $350 million of 5.875% senior notes that were issued in October 2013.
GAIN ON DECONSOLIDATION OF SUBSIDIARIES
In the first quarter of 2014, we recognized a gain on the deconsolidation of subsidiaries of $27 million as a result of our contribution of our wholly-owned subsidiaries in Singapore, India, Malaysia, New Zealand and Australia and our consolidated joint ventures in Oman into UBBP.
INCOME TAX EXPENSE
We had income tax expense of $2 million in the third quarter of 2014 unchanged from the third quarter of 2013. In both quarters, income tax expense reflects income taxes for certain foreign, state and local jurisdictions. Income tax expense was $7 million in the first nine months of 2014 compared to income tax expense of $1 million in the first nine months of 2013. Our effective tax rate for the first nine months of 2014 was 7.1% as we recorded expense of $7 million on pre-tax income of $99 million. Income tax expense in the first nine months of 2014 reflects income taxes for certain foreign, state and local jurisdictions, including approximately $1 million of withholding taxes on property contributed to UBBP. Since recording a valuation allowance against our federal and most of our state deferred tax assets in 2009, we do not record a tax expense or benefit from our income or losses in most domestic jurisdictions.

Segment Results of Operations
GYPSUM
Net sales and operating profit (loss) for the businesses comprising our Gypsum segment were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2014 (a)	2013(b)(c)	$	%	2014(a)(c)	2013(b)(c)	$	%
Net sales:
United States	$494	$456	$38	8%	$1,414	$1,308	$106	8%
Canada	90	90	—	—%	256	258	(2)	(1)%
Mexico / Latin America	51	49	2	4%	146	148	(2)	(1)%
Other (d)	22	19	3	16%	65	56	9	16%
Eliminations	(36)	(34)	(2)	(6)%	(103)	(100)	(3)	(3)%
Total	$621	$580	$41	7%	$1,778	$1,670	$108	6%

Operating profit (loss):
United States	$(2)	$66	$(68)	*	$129	$164	$(35)	(21)%
Canada	5	5	—	—%	13	11	2	18%
Mexico / Latin America	5	5	—	—%	13	16	(3)	(19)%
Other (d)	4	(1)	5	*	17	(2)	19	*
Eliminations	—	—	—	*	—	(1)	1	100%
Total	$12	$75	$(63)	(84)%	$172	$188	$(16)	(9)%
* Not meaningful

(a)
Operating profit (loss) for 2014 included a litigation settlement charge of $48 million and long-lived asset impairment charges of $30 million, for both the three and nine months of 2014. See Note 17 and 3, respectively.

(b)	Operating profit for 2013 included restructuring charges of $1 million and $3 million for the three and nine months, respectively. These charges related to the United States.

(c)	Results for the three and nine months ended September 30, 2013 and the first three months of 2014 have been recast to reflect our change in segments as described above under Overview.

(d)	Includes our mining operation in Little Narrows, Nova Scotia, Canada and our shipping company.
United States: Net sales in the third quarter of 2014 were $494 million, up $38 million, or 8%, compared with the third quarter of 2013. Net sales of SHEETROCK® brand gypsum wallboard increased $20 million, or 9%, reflecting a 7% increase in average gypsum wallboard selling prices, which favorably affected sales by $15 million, and a 2% increase in gypsum wallboard shipments, which increased sales by $5 million. Net sales of products other than SHEETROCK® brand gypsum wallboard, including freight, were $264 million in the third quarter of 2014, a 7% increase compared to the third quarter of 2013. Net sales of SHEETROCK® brand joint compound increased $5 million due to a 4% increase in volume and a 1% increase in average selling price price. Net sales of DUROCK® brand cement board increased $2 million driven by a 11% increase in volume partially offset by a 1% decrease in average selling price compared to the prior year period. Net sales of FIBEROCK® brand gypsum fiber panels were essentially flat compared to the prior year period. Net sales of other products increased an aggregate of $7 million and outbound freight increased $4 million compared with the third quarter of 2013.
Our shipments of gypsum wallboard increased in the third quarter of 2014 compared to the third quarter of 2013 primarily due to improving market conditions, including increased demand from big box retailers that serve the residential repair and remodel market. We shipped 1.399 billion square feet of SHEETROCK® brand gypsum wallboard in the third quarter of 2014, an increase of approximately 2% from 1.367 billion square feet in the third quarter of 2013. SHEETROCK® Brand UltraLight Panels accounted for 63% of all of our wallboard shipments during the third quarter of 2014, compared to 58% in the second quarter of 2013 and 62% in the second quarter of 2014. We estimate that capacity utilization rates were approximately 68% for the industry and 58% for U.S. Gypsum during the third quarter of 2014.
U.S. Gypsum's average realized selling price for SHEETROCK® brand gypsum wallboard was $164.80 per thousand square feet in the third quarter of 2014, up 7% from $154.04 in the third quarter of 2013 and down 2% from $167.31 in the second quarter of 2014. Excluding sales to customers outside of the United States, our average realized domestic selling price for SHEETROCK® brand gypsum wallboard was $173.15 per thousand square feet in the third quarter of 2014, up 8% from $159.90 in the third quarter of 2013 and essentially flat compared to $174.32 in the second quarter of 2014. The calculation of domestic price was modified to exclude wallboard sales to all customers outside of the United States and not solely sales to foreign subsidiaries, which was the definition used in the first quarter of this year. Accordingly, all historical domestic prices in this paragraph have been modified to be comparable with the new calculation.
Despite our realization of improvement in our average wallboard selling price, we could experience pressure on gypsum wallboard selling prices and our gross margins particularly if capacity utilization rates do not improve. In early 2014, as it did in 2013 and 2012, U.S. Gypsum implemented a price increase for wallboard with the new not to exceed price being set for the year. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling price. If we are unable to maintain our price increases, our net sales and operating profit may be materially impacted.
Operating loss of $2 million was recorded in the third quarter of 2014 compared with operating profit of $66 million in the third quarter of 2013. The $68 million decrease reflected a litigation settlement charge of $48 million due to the settlement in principal of the U.S. wallboard pricing class action lawsuit and impairment charges of $30 million primarily related to certain manufacturing facilities and capitalized costs for the construction of future facilities, which we do not anticipate will be built within our planning horizon. This decrease was partially offset by gross profit improvements of $17 million for SHEETROCK® brand gypsum wallboard, of which $15 million was due to a higher gross margin and $2 million was due to increased shipments. The higher wallboard gross margin was primarily attributable to higher selling prices and increased sales of higher margin SHEETROCK® brand UltraLight Panel products, partially offset by higher per unit manufacturing costs. Gross profit for SHEETROCK® brand joint compound increased $1 million from the prior year, while gross profit for DUROCK® brand cement board and FIBEROCK® brand gypsum fiber panels were essentially unchanged.
The decrease in operating profit also included $4 million of higher costs associated with information technology and $4 million of other costs and selling and administrative expenses.
Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were flat in the third quarter of 2014 compared with the third quarter of 2013 reflecting flat per unit costs for raw materials. Costs per unit decreased compared to the prior year quarter due to lower energy costs and lower fixed costs, reflecting the favorable impact of higher volumes. Offsetting the decrease is higher conversion costs.
Canada: Net sales in the third quarter of 2014 were $90 million unchanged from the third quarter of 2013. Excluding the unfavorable impact of currency translation of $4 million, net sales of SHEETROCK® brand gypsum wallboard increased $5 million, primarily due to a 1% increase in average selling prices and a 10% increase in volume. Operating profit in the third quarter of 2014 was $5 million, unchanged from the third quarter of 2013.
Mexico / Latin America: Net sales for our gypsum businesses in Mexico and Latin America were $51 million in the third quarter of 2014, an increase of 4% from the third quarter of 2013. The higher net sales were primarily due to increases in net sales in Mexico of joint compound of $1 million and of drywall steel products of $1 million offset by a $1 million unfavorable impact of currency translation for Mexico. Operating profit was $5 million in the third quarter of 2014, unchanged from the third quarter of 2013.
Other: Other includes our mining operation in Little Narrows, Nova Scotia, Canada, and our shipping company. Total net sales for these operations for the third quarter of 2014 were $22 million, compared to $19 million in the third quarter of 2013. Operating profit was $4 million in the third quarter of 2014, up from an operating loss of $1 million in the third quarter of 2013. The increase in operating results primarily reflected higher operating profit for our shipping company, due to timing of shipments throughout the year, and, to a lesser extent, a increase in operating profit for our mining operation.

CEILINGS
Net sales and operating profit (loss) for the businesses comprising our Ceilings segment were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2014	2013 (b)	$	%	2014 (b)	2013 (b)	$	%
Net sales:
United States	$125	$120	$5	4%	$353	$357	$(4)	(1)%
USG International (a)	—	13	(13)	(100)%	7	36	(29)	(81)%
Canada	15	15	—	—%	43	47	(4)	(9)%
Mexico / Latin America	10	10	—	—%	27	28	(1)	(4)%
Eliminations	(13)	(12)	(1)	(8)%	(38)	(40)	2	5%
Total	$137	$146	$(9)	(6)%	$392	$428	$(36)	(8)%

Operating profit (loss):
United States	$26	$20	$6	30%	$58	$65	$(7)	(11)%
USG International (a)	—	(2)	2	100%	—	(3)	3	100%
Canada	2	3	(1)	(33)%	6	9	(3)	(33)%
Mexico / Latin America	2	2	—	—%	5	6	(1)	(17)%
Total	$30	$23	$7	30%	$69	$77	$(8)	(10)%

(a)
USG International’s net sales and operating profit for the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 include the results of our wholly-owned subsidiaries and consolidated joint ventures that were contributed to UBBP through February 27, 2014.

(b)	Results for the three and nine months ended September 30, 2013 and the first three months of 2014 have been recast to reflect our change in segments as described above under Overview.
United States: Net sales for our domestic ceilings business in the third quarter of 2014 were $125 million, an increase of $5 million, or 4%, from the third quarter of 2013. Net sales of ceiling grid were flat compared to the third quarter of 2013 reflecting the net impact of a 3% decrease in volume, which decreased sales by $1 million, offset by a 3% increase in selling prices, which favorably impacted sales by $1 million. Net sales of ceiling tile increased $4 million compared to the prior year period reflecting a 1% increase in volume, which increased sales by $1 million and a 4% increase in selling prices, which favorably impacted sales by $3 million.
Operating profit was $26 million for the third quarter of 2014, an increase of $6 million, or 30%, from the third quarter of 2013, which primarily reflected the absence of a $3 million environmental charge in the prior year period, lower selling and administration costs of $1 million and higher gross profit for ceiling tile and other products. Gross profit for ceiling grid was flat compared to the prior year period. Gross profit for ceiling tile increased $2 million primarily due to higher average selling prices.
USG International:  As a result of our change in segments, as discussed above, USG International consists only of the results of our wholly-owned subsidiaries in the Asia-Pacific region and India and our consolidated joint ventures in Oman that were contributed in February 2014 as part of our investment in UBBP; therefore, results for USG International in the third quarter of 2013 represent the net sales and operating profit (loss) for those entities. Results for our Latin America businesses, previously included within USG International, are now included in "Mexico / Latin America" within Gypsum or Ceilings, as applicable.
Canada:  Net sales of $15 million for the third quarter of 2014 were flat compared to the third quarter of 2013. Operating profit of $2 million decreased $1 million compared to the third quarter of 2013. The decrease primarily reflects the impact of foreign currency translation, higher grid cost, due primarily to higher steel costs, and lower net sales for ceiling grid and specialty ceilings.
Mexico / Latin America: Net sales of $10 million for the third quarter of 2014 were flat compared to the third quarter of 2013. Operating profit was $2 million and unchanged from the third quarter of 2013.

DISTRIBUTION
Net sales and operating profit for our Distribution segment, which consists of L&W Supply, were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2014	2013(a)	$	%	2014	2013(a)	$	%
Net sales	$359	$331	$28	8%	$1,003	$931	$72	8%
Operating profit	4	3	1	33%	9	2	7	*

*not meaningful

(a)	Operating profit for the three and nine months of 2013 included a $1 million reversal of restructuring charges.

L&W Supply’s net sales in the third quarter of 2014 were $359 million, up $28 million or 8%, compared with the third quarter of 2013. Same store net sales for the third quarter of 2014 were up 8% compared with the third quarter of 2013. Net sales of gypsum wallboard increased $18 million, or 17%, reflecting 8% higher average gypsum wallboard selling prices, which favorably affected sales by $9 million, and a 8% increase in gypsum wallboard volume, which also favorably affected sales by $9 million. Net sales for joint treatment products increased $2 million, net sales for ceiling products increased $3 million and net sales for construction metal products increased $2 million. Net sales of all other products increased $1 million.
Operating profit was $4 million in the third quarter of 2014 compared with $3 million in the third quarter of 2013. The $1 million improvement in operating profit was attributable to increased gross profit of $3 million for gypsum wallboard, $1 million for ceilings, and $1 million for other products. The gross profit improvement for gypsum wallboard reflected the 8% increase in volume and a 5% increase in gross margin, which was partially offset by the unfavorable impact of rebates. Offsetting the increased gross profits are increased delivery expenses due to higher sales.
L&W Supply opened two new branches during the first nine months of 2014 and served its customers from 145 distribution branches in the United States as of September 30, 2014.
USG BORAL BUILDING PRODUCTS
USG Boral Building Products, or UBBP, is our 50/50 joint venture with Boral Limited and is accounted for as an equity method investment. Our investment consummated on February 27, 2014, and as a result, our share of seven months of equity income from UBBP is included in our accompanying consolidated statement of operations for the nine months ended September 30, 2014. See Note 2 to our consolidated financial statements included in this report. Income from equity method investments in our consolidated statement of operations for the three and nine months ended September 30, 2014, includes $12 million and $19 million, respectively, representing our share of the net income of UBBP. Our income from equity method investments for the nine months ended September 30, 2014 included approximately $2 million of costs representing our share of UBBP's restructuring costs discussed below.
The following is a discussion of UBBP's consolidated results for the three and nine months ended September 30, 2014.
In the third quarter of 2014, net sales for UBBP were $286 million, plasterboard shipments were 1.14 billion square feet, operating profit was $31 million and net income attributable to UBBP was $24 million. Net sales in Asia and Australasia made up approximately 65% and 35%, respectively, of total net sales for UBBP. Net sales in South Korea, China, Thailand and Indonesia represented approximately 83% of Asia's net sales and plasterboard revenue accounted for approximately 70% of Asia's net sales.
For the 7-month period from the date of our investment in the joint venture to September 30, 2014, net sales for UBBP were $655 million, plasterboard shipments were 2.69 billion square feet, operating profit was $57 million and net income attributable to UBBP was $39 million. Net sales in Asia and Australasia made up approximately 65% and 35%, respectively, of total net sales for UBBP. Net sales in South Korea, China, Thailand and Indonesia represented approximately 83% of Asia's net sales and plasterboard revenue accounted for approximately 70% of Asia's net sales. Results for UBBP included $7 million ($5 million, net of tax) of restructuring costs incurred in the second quarter of 2014.
CORPORATE
The operating loss for Corporate decreased to $23 million in the third quarter of 2014 compared with $25 million in the third quarter of 2013 primarily due to lower expenses related to incentive compensation offset by increased spend on information technology.

Liquidity and Capital Resources
As of September 30, 2014, we had $340 million of cash and cash equivalents and marketable securities compared with $952 million as of December 31, 2013. The primary driver of the decrease was a cash outflow of $558 million for our investment in UBBP. See discussion below under Cash Flows for a further explanation of this cash outflow and the other drivers of the decrease in cash and cash equivalents. Our total liquidity as of September 30, 2014 was $686 million (including $346 million of borrowing availability under our credit facilities in the United States and Canada) compared to $1.266 billion as of December 31, 2013 (including $314 million of borrowing availability under our credit facilities in the United States, Canada and Oman). The decrease in total liquidity was primarily attributable to our $558 million cash outflow for our investment in UBBP.
Our cash is invested in cash equivalents and marketable securities pursuant to an investment policy that has preservation of principal as its primary objective. The policy includes provisions regarding diversification, credit quality and maturity profile that are designed to minimize the overall risk profile of our investment portfolio. The securities in the portfolio are subject to normal market fluctuations. See Note 6 to the consolidated financial statements for additional information regarding our investments in marketable securities.
Total debt, consisting of senior notes, industrial revenue bonds, and outstanding borrowings under our ship mortgage facility and, as of December 31, 2013, convertible senior notes and borrowings under our Oman joint ventures' credit facilities, amounted to $2.210 billion ($2.212 billion in aggregate principal amount less $2 million of unamortized original issue discount) as of September 30, 2014 and $2.355 billion ($2.359 billion in aggregate principal amount less $4 million of unamortized original issue discount) as of December 31, 2013. As of September 30, 2014 and during the nine months then ended, there were no borrowings under our U.S. revolving credit facility and, during the nine months then ended, an immaterial amount borrowed on our Canadian revolving credit facility and no borrowings outstanding as of September 30, 2014.
As of December 31, 2013, there was $11 million of borrowings outstanding under the credit facilities of our joint ventures in Oman. An additional $3 million was borrowed under this facility during the two months ended February 27, 2014, at which time our joint ventures in Oman, along with the corresponding credit facilities, were contributed to UBBP. See Note 2 to our consolidated financial statements for additional information about our investment in UBBP and Note 8 for additional information about our debt.
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
Our U.S. credit facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of September 30, 2014, our fixed charge coverage ratio was 1.14-to-1.0. Because we currently satisfy the required fixed charge coverage ratio, we are not required to maintain a minimum borrowing availability under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility as of September 30, 2014 were approximately $311 million.
On April 17, 2014, we entered into Amendment No. 1 (the “Amendment”) to our U.S. credit facility. The Amendment, among other things, (i) deleted the provisions providing for an early maturity date in the event we either (x) have not repaid or provided for the repayment of our outstanding 9.75% senior notes due 2014 (the “2014 Notes”) by May 2, 2014 or (y) did not have at least $500 million in liquidity from May 2, 2014 until the repayment of the 2014 Notes, and (ii) revised the definition of borrowing base to add an additional reserve against the borrowing base in the amount of the unpaid principal balance of the 2014 Notes outstanding from time to time. We made a final principal and interest payment of $62 million for the 2014 Notes with cash on hand on August 1, 2014.
The maximum amount available for borrowing under CGC’s credit facility is Can. $40 million, all of which is available for borrowing. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of September 30, 2014 was

$35 million. Also on October 22, 2014, in connection with the amendment and restatement of our credit facility, we terminated our Canadian credit facility described below.
On October 22, 2014, we amended and restated our credit facility in order to, among other things, join CGC as a party and to increase the maximum borrowing limit under the credit agreement from $400 million to $450 million (including a $50 million borrowing sublimit for CGC). As amended and restated, the credit agreement allows for the borrowing of revolving loans and issuance of letters of credit (up to a maximum of $200 million at any time outstanding, in aggregate) to USG and its subsidiaries as follows. The credit agreement contains two borrowing bases, one determined by reference to the trade receivables and inventory of USG and the U.S. guarantors (the “U.S. Borrowing Base”) and one determined by reference to the trade receivables and inventory of CGC and certain Canadian subsidiaries (the “Canadian Borrowing Base”). Pursuant to the credit agreement, the maximum principal amount of revolving loans and letters of credit that may be borrowed by and/or be issued in favor of USG at any time (the total amount outstanding at any time, the “U.S. Revolving Exposure”) may not exceed the lesser of (1) $450 million, as such mount may be increased in accordance with the credit facility, the "Revolving Commitment" (less the sum of the outstanding principal balance of the revolving loans and letters of credit made and/or issued to or for the account of CGC at such time, such sum being the “Canadian Revolving Exposure”) and (2) the excess of (a) the U.S. Borrowing Base minus (b) the amount, if any, by which of the Canadian Revolving Exposure exceeds the Canadian Borrowing Base at such time. The maximum principal amount of revolving loans and letters of credit that may be borrowed by and/or be issued in favor of CGC at any time may not exceed the lesser of (1) $50 million and (2) the sum of the Canadian Borrowing Base, plus the U.S.Borrowing Base, minus the U.S. Revolving Exposure at such time. At no time may the sum of the U.s. Revolving Exposure and the Canadian Revolving Exposure exceed the U.S. REvolving Exposure.
USG's obligations under the credit facility are guaranteed by USG and its significant domestic subsidiaries and secured by their and USG’s trade receivables and inventory. CGC's obligation's under the credit facility are secured by trade receivables and inventory of certain subsidiaries. The credit facility matures on October 22, 2019 unless terminated earlier in accordance with its terms. The credit facility is available to fund working capital needs and for other general corporate purposes.
The credit agreement contains a financial covenant that would require us to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 if the excess of the availability (as defined in the credit agreement) is less than an amount equal to 10% of the lesser of (a) the aggregate revolving commitment at such time and (b) the aggregate borrowing base at such time. We would be required to continue to comply with such financial covenant until the availability under the credit agreement exceeds such minimum threshold for 30 consecutive calendar days thereafter.
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
Our undistributed foreign earnings as of September 30, 2014 are considered permanently reinvested. The amount of cash and cash equivalents held by our foreign subsidiaries was $89 million as of September 30, 2014. Any repatriation of these funds to the U.S. would have an immaterial impact on our current tax rate due to our substantial net operating loss, or NOL, carryforwards and related valuation allowance.

CASH FLOWS
The following table presents a summary of our cash flows:

	Nine months ended September 30,
(millions)	2014	2013
Net cash provided by (used for):
Operating activities	$80	$12
Investing activities	(585)	(102)
Financing activities	(62)	1
Discontinued operations	(1)	(1)
Effect of exchange rate changes on cash	(2)	(4)
Net decrease in cash and cash equivalents	$(570)	$(94)
Operating Activities: The change in net cash provided by operating activities for the first nine months of 2014 compared to the net cash provided by operating activities in the first nine months of 2013 primarily reflected improved operating results and a reduction in the use of working capital in the nine months ended September 30, 2014 compared to the prior year period.
As of September 30, 2014, working capital (current assets less current liabilities) amounted to $661 million, and the ratio of current assets to current liabilities was 2.28-to-1. As of December 31, 2013, working capital amounted to $1.132 billion, and the ratio of current assets to current liabilities was 2.99-to-1.
Investing Activities: Net cash used in investing activities during the first nine months of 2014 was $585 million compared to $102 million during the first nine months of 2013. The increased use of cash was mostly driven by a cash outflow in February 2014 of $558 million for our investment in UBBP, consisting of a $500 million base purchase price, $13 million of customary estimated working capital and net debt adjustments, $22 million of transaction costs and $23 million of cash held by the wholly-owned subsidiaries that we contributed to UBBP. In October 2014, we paid an additional $2 million to Boral in conjunction with customary post-closing adjustments. Capital expenditures amounted to $88 million in the first nine months of 2014 compared with $72 million in the first nine months of 2013.
Financing Activities: Net cash used in financing activities for the first nine months of 2014 was $62 million compared to net cash provided by financing activities of $1 million in the first nine months of 2013. The increased use of cash primarily reflected our payment of $59 million for our 9.75% senior notes due 2014.
Approved capital expenditures for the replacement, modernization and expansion of operations totaled $109 million as of September 30, 2014 compared with $307 million as of December 31, 2013.
DEFINED BENEFIT PLANS
During the first nine months of 2014, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $8 million to our pension plan in Canada, and $2 million, in aggregate, to certain other domestic and foreign pension plans. We expect to make total contributions to our pension plans in 2014 of approximately $61 million.
In the fourth quarter of 2014, we expect to incur a settlement charge between $12 million and $14 million with respect to an early pension settlement for USG (U.K.) Ltd.’s pension plan that was previously frozen to permanently eliminate future benefit accruals. The settlement charge will be calculated on the day the annuity purchase occurs.
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
LIQUIDITY OUTLOOK
In the first nine months of 2014, our investing cash outflows included $558 million for our investment in UBBP and $88 million of capital expenditures, of which $6 million was spent by our Oman consolidated joint ventures through February 27, 2014. Due to current market conditions, we have lowered our annual plan for capital expenditures by approximately $15 million. In total for 2014, we plan to spend in the range of $130 to $135 million, which includes the $6 million of capital spending made by our Oman consolidated subsidiaries prior to their contribution to UBBP. We expect to fund these expenditures with cash from operations or cash on hand, and, if determined to be appropriate and they are available, borrowings under our revolving credit facilities. Interest payments, based on our current level of outstanding debt, are expected to decrease to approximately $175 million in 2014 compared with $195 million in 2013 primarily due to the conversion of $325 million and $75 million of our 10% convertible senior notes in December 2013 and April 2014, respectively, and the repayment of our 9.75% senior notes in August 2014, partially offset by interest on the $350 million of 5.875% senior notes issued in October 2013.
From February 27, 2014 through September 30, 2014, UBBP was funded from its net cash flow from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund. Through September 30, 2014, no dividends have been declared or paid by UBBP. The amount and timing of any distribution is currently unknown.
In the third quarter of 2014, we recorded an accrual related to the settlement in principal of the U.S. wallboard pricing class action lawsuit. We expect to pay the settlement with cash from operations or cash on hand within the next twelve months.
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
Realization of Deferred Tax Asset
As of September 30, 2014, we had federal NOL carryforwards of approximately $1.993 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2033. In addition, as of that date, we had federal AMT credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period.
As of September 30, 2014, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $269 million, of which $11 million will expire in 2014. The remainder will expire if unused in years 2015 through 2033. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $2 million as of September 30, 2014, against which we have maintained a valuation allowance.
For the nine months ended September 30, 2014, we decreased our valuation allowance by $34 million which resulted in a deferred tax asset valuation allowance of $961 million as of September 30, 2014. Changes in the valuation allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
See Note 16 to the consolidated financial statements for additional information regarding income tax matters.

Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU 2014-08"), "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update is effective for us in the first quarter of 2015. We do not expect that the adoption of ASU 2014-08 will have a significant impact to our consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for us in the first quarter of 2017, with early adoption not permitted. There are two transition methods available under the new standard, either cumulative effect or retrospective. We are currently evaluating the impact of this ASU and have not yet selected a transition method.
In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to assess, at each annual and interim reporting period, the entity's ability to continue as a going concern within one year of date of the financial statements are issued and provide related disclosures. The new standard will be effective for us for the year ended December 31, 2016, with early adoption permitted. We do not expect that the adoption of ASU 2014-15 will have a significant impact to our consolidated financial statements or disclosures.
Legal Contingencies
We are named as defendants in litigation arising from our operations, including lawsuits arising from the operation of our vehicles and lawsuits arising from product performance or warranties, personal injury, and commercial disputes. USG Corporation, United States Gypsum Company, and CGC Inc. have been named as defendants in class action lawsuits alleging that North American wallboard manufacturers conspired to fix the price of wallboard sold in the United States and Canada. In October 2014, we entered into a settlement agreement in principle with the attorneys representing the direct and indirect purchaser plaintiffs in the U.S. wallboard pricing lawsuits naming USG Corporation and United States Gypsum Company. Pursuant to the settlement, which is subject to court approval, USG will pay a total of $48 million to resolve the U.S. direct and indirect purchaser cases.Accordingly, we have recorded a $48 million charge in the third quarter of 2014 related to this settlement. If we are unable to settle the U.S. litigation under the terms currently contemplated, or at all, there can be no assurance that the outcome of these lawsuits will not have a material effect on our business, financial condition, operating results or cash flows. The settlement does not include the Canadian lawsuits to which CGC is a party. At this stage of the Canadian lawsuits, we are not able to estimate the amount, if any, of any reasonably possible loss or range of reasonably possible losses. We believe, however, that these Canadian lawsuits will not have a material effect on our results of operations, financial position, or cash flows.
We have also been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States.
We believe that we have appropriately accrued for our potential liability in connection with these matters, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. We do not currently expect these matters to have a material effect upon our results of operations, financial position or cash flows. See Note 17 to the consolidated financial statements for additional information regarding litigation matters.

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the Securities and Exchange Commission on March 3, 2014, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2014.
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
Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the "Risk Factors" in our most recent Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use derivative instruments to manage certain commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond two years. See Note 9 to the consolidated financial statements for additional information regarding our financial exposures.
COMMODITY PRICE RISK
We use natural gas swaps and options contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a significant portion of our anticipated purchases of natural gas for 2014 and 2015 is hedged as well as a portion of our anticipated purchases of natural gas for 2016. The aggregate notional amount of these hedge contracts in place as of September 30, 2014 was 22 million mmBTUs. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of these contracts was an unrealized loss of $3 million as of September 30, 2014. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of September 30, 2014 was $9 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $69 million as of September 30, 2014, and they mature by June 30, 2016. The fair value of these contracts was a $2 million unrealized gain as of September 30, 2014.
A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of September 30, 2014 was $7 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of September 30, 2014, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates.  Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.
A sensitivity analysis was also prepared to estimate the potential change in fair value of our marketable securities portfolio assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in fair value of our marketable securities as of September 30, 2014 would be $1 million.

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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 17 to the consolidated financial statements for additional information regarding legal proceedings.
ITEM 1A. RISK FACTORS
There is no material change in the information reported under "Part I-Item 1A-Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 with the exception of the risk factor set forth in "Item 1.A . Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and the following:
An Epidemic of the Ebola virus disease is ongoing in West Africa and may adversely affect our business operations and financial condition.
An epidemic of the Ebola virus disease is ongoing in Sierra Leone and other parts of West Africa. More than 4,000 deaths have been reported by the World Health Organization (“WHO”) in West Africa, and the WHO has declared it a global health emergency. It is impossible to predict the effect and potential spread of the Ebola virus in Sierra Leone or surrounding countries.
Gypsum Transportation Limited, or GTL, our wholly owned subsidiary, owns two self-unloading ocean vessels. In 2013, GTL completed the second year of a five-year contract of affreightment to transship iron ore for a third party in and around Sierra Leone.
Should the Ebola virus continue to spread or not be satisfactorily contained in West Africa, GTL’s operations could be interrupted or cease.  In particular, the epidemic of the Ebola virus disease may lead to the illness of the staff of GTL or the third party currently using the vessels, which could disrupt the operations of the vessels, or to public health measures, which may prevent our vessels from calling on ports or discharging cargo in the affected areas or in other locations after having visited the affected areas. Any interruption in our ability to operate our vessels, or fulfill the contract of affreightment to which GTL is a party, could have a material adverse effect on our business, financial condition, operating results and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.

ITEM 6. EXHIBITS

10.1	Second Amendment of USG Corporation Deferred Compensation Plan, effective as of April 1, 2007 and dated September 5, 2012*

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the three months and nine months ended September 30, 2014 and 2013, (2) the consolidated statements of comprehensive income (loss) for the three months and nine months ended September 30, 2014 and 2013, (3) the consolidated balance sheets as of September 30, 2014 and December 31, 2013, (4) the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USG CORPORATION
	By	/s/ James S. Metcalf
James S. Metcalf,
Chairman, President and Chief Executive Officer

	By	/s/ Matthew F. Hilzinger
Matthew F. Hilzinger,
Executive Vice President and Chief Financial Officer

October 23, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Second Amendment of USG Corporation Deferred Compensation Plan, effective as of April 1, 2007 and dated September 5, 2012*

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the three months and nine months ended September 30, 2014 and 2013, (2) the consolidated statements of comprehensive income (loss) for the three months and nine months ended September 30, 2014 and 2013, (3) the consolidated balance sheets as of September 30, 2014 and December 31, 2013, (4) the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith