Form 10-K
period 2014-12-31
USG CORP
filed 2015-02-12
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the New York Stock Exchange closing price on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,583,001,211. Solely for this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.
The number of shares of the registrant’s common stock outstanding as of January 31, 2015 was 144,846,861.

Documents Incorporated By Reference: Certain sections of USG Corporation’s definitive Proxy Statement for use in connection with its 2015 annual meeting of stockholders, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K Report where indicated.

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
For the new residential construction market, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows a housing start by 90 to 120 days. Based on preliminary data reported by the U.S. Census Bureau, housing starts in the United States increased 8.7% in 2014 to 1,005,800 compared with 924,900 in 2013. This followed an 18.7% increase in 2013 compared with 2012. For December 2014, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau to be 1,089,000 units. While housing starts increased for the fifth consecutive year in 2014, they are still low by historical standards. Industry analysts believe that the recovery in new residential construction will continue, although the recovery over the next few years may be uneven and modest, and that over the longer term housing starts will begin to reach historical averages. Industry analysts’ forecasts for 2015 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 1,080,000 to 1,260,000 units, based upon the average of the bottom ten and top ten forecasts included in the report, respectively. We currently estimate that 2015 housing starts in the United States will be at the middle of the range of 1,000,000 to 1,200,000.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to the most recent construction market forecast from Dodge Data & Analytics (formerly known as McGraw Hill Construction), total floor space for which new nonresidential construction contracts were signed in the United States increased 5% in 2014 compared with 2013. This followed a 12% increase in 2013 compared with 2012 and a 11% increase in 2012 compared with 2011. Dodge Data & Analytics forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 11% in 2015 from the 2014 level. Dodge Data & Analytics's forecast includes several building types which do not generate significant demand for our products; therefore, we anticipate new nonresidential construction growth in our business sectors in 2015 compared to 2014 will be in the mid-single digits.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States decreased to approximately 4.93 million units in 2014 reflecting a 3% decrease from the 2013 level of 5.09 million units, which was an increase of 9% from 2012. Even with the slight decrease in the current year, existing home sales and home resale values have contributed to an increase for our products from the residential repair and remodel market. We currently estimate that overall repair and remodel spending in 2014 increased approximately 1% over the 2013 level and that overall repair and remodel spending growth in 2015, compared to 2014, will be in the low- to mid-single digits.
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
We expect improvement over the next twelve months in the construction industries in our largest international markets, Canada and Mexico. Emerging markets, including those that are within the territory of our 50/50 joint ventures, USG Boral Building Products, or UBBP, provide opportunities for our operations to serve the increasing demand for products in these regions. Although the rate of growth in certain emerging markets has slowed, we expect the growth in these markets to exceed the improvement in North America. We anticipate that the results from UBBP will enable us to dampen some of the future cyclicality in our business.

Since January 2007, we have temporarily idled or permanently closed approximately 3.8 billion square feet of our highest-cost gypsum wallboard, paper and other production facilities. We eliminated approximately 4,830 salaried and hourly positions between 2007 and 2012. As part of our efforts to reduce the cost structure of our distribution business, which is comprised of L&W Supply Corporation and its subsidiaries, or L&W Supply, we closed a total of 125 distribution branches during that same time frame. L&W Supply did not close any branches during 2014 and 2013, and, as of December 31, 2014, served its customers from 145 distribution branches in the United States, including two new distribution branches opened during 2014. We continue to monitor economic conditions in our markets and will adjust our operations as needed.
The effects of recent market conditions on our operations are discussed in this Item 1 and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
On February 27, 2014, we and certain of our subsidiaries formed 50/50 joint ventures, USG Boral Building Products Pte. Limited, a company organized under the laws of Singapore, and USG Boral Building Products Pty Limited, a company organized under the laws of Australia, with Boral Limited (Boral). These joint ventures are herein referred to as USG Boral Building Products, or UBBP. UBBP distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the "Territory"). The products that USG and Boral manufacture and distribute through UBBP include products for wall, ceiling, floor lining and exterior systems that utilize gypsum, plasterboard (wallboard), mineral fiber ceiling tiles, steel grid and studs, joint compound and other products. As part of the consideration for our 50% ownership in UBBP, we contributed to UBBP our subsidiaries and joint venture investments in Asia-Pacific, India and Oman. As discussed below, UBBP now comprises one of our segments.
Our investments in UBBP are accounted for as equity method investments and were initially measured at cost. Our existing wholly owned subsidiaries and consolidated variable interest entities that were contributed into the joint venture were deconsolidated. See Note 3 to the consolidated financial statements in Part II, Item 8 of this report for additional information related to our equity method investments.
Segments
Effective April 1, 2014, we changed the composition of our reportable segments to reflect the change in management over our businesses in Mexico and Latin America. Additionally, with the contribution of our businesses in the Asia-Pacific region, India and Oman into the 50/50 joint ventures, UBBP, we have determined UBBP to be our fourth segment. See further discussion below under Ceilings and UBBP. As a result of these changes, our Mexico and Latin America businesses have been combined, and their Gypsum results have been included within our Gypsum segment, previously referred to as North American Gypsum, and their Ceiling results have been included within our Ceilings segment, previously referred to as Worldwide Ceilings. Our prior period results have been recast to reflect these changes and present comparative year-over-year results.
As a result of these changes, our operations are now organized into four reportable segments: Gypsum, Ceilings, Distribution, and UBBP. The net sales of Gypsum, Ceilings, and Distribution accounted for approximately 56%, 12% and 32%, respectively, of our 2014 consolidated net sales. UBBP is accounted for as equity method investments, and thus, net sales of UBBP are not included in consolidated net sales.
Gypsum
BUSINESS
Previously referred to as North American Gypsum, our Gypsum segment manufactures and markets gypsum and related products in the United States, Canada, Mexico and Latin America. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, the gypsum businesses of USG Mexico, S.A. de C.V., or USG Mexico, along with our gypsum businesses in Latin America. U.S. Gypsum is the largest manufacturer of gypsum wallboard in the United States and accounted for approximately 26% of total industry shipments of gypsum board (which includes gypsum wallboard, other gypsum-related paneling products and imports) in the United States in 2014. CGC is the largest manufacturer of gypsum wallboard in eastern Canada. USG Mexico is the largest manufacturer of gypsum wallboard in Mexico with more than 59% market share in 2014.
PRODUCTS
Gypsum’s products are used in a variety of building applications to construct the walls, ceilings, roofs and floors of residential, commercial and institutional buildings, as well as in certain industrial applications. These products provide aesthetic as well as sound-dampening, fire-retarding, abuse-resistance and moisture-control value. The majority of these products are sold under the Sheetrock® brand name, including a broad portfolio of gypsum panels and a line of joint compounds, corner beads, and tape used for finishing wallboard joints. The DUROCK® line of cement board and accessories provides water-resistant and fire-resistant assemblies for both interior and exterior applications. The FIBEROCK® line of gypsum-fiber panels includes abuse-resistant interior wall panels, tile backer boards, and flooring underlayments. The SECUROCK® line of products includes glass faced gypsum panels used for exterior sheathing and roof cover boards, as well as gypsum fiber panels used as roof cover boards. The LEVELROCK® line of poured gypsum underlayments provides surface leveling and enhanced sound-dampening performance for residential and commercial flooring applications. Our construction plaster products, sold under the brand names RED TOP®, IMPERIAL®, DIAMOND® and SUPREMO®, are used to provide a custom finish for residential and commercial interiors. These products provide aesthetic, sound-dampening, fire-retarding and abuse-resistance value. We also produce gypsum-based products for agricultural and industrial customers to use in a wide variety of applications, including soil conditioning, road repair, fireproofing and ceramics.
As the leader in lightweight innovation, we offer the industry's broadest portfolio of lightweight gypsum panels. In 2010, we introduced USG Sheetrock® Brand UltraLight Panels, the industry's first lightweight gypsum wallboard panel for use in interior wall and ceiling applications. We have since extended our lightweight portfolio with the introductions of USG Sheetrock® Brand UltraLight Panels Firecode 30® and USG Sheetrock® Brand UltraLight Panels Firecode X® for fire rated assemblies, USG Sheetrock® Brand UltraLight Panels Mold Tough®, the industry's first lighweight moisture- and mold-resistant wallboard, USG Sheetrock® Brand MH UltraLight Gypsum Panels for manufactured housing, and USG Sheetrock® Brand UltraLight Gypsum Base Imperial® for veneer plaster systems.
USG Sheetrock® Brand UltraLight Panels accounted for 63% of all of our wallboard shipments in the United States in 2014 and 55% in 2013.
MANUFACTURING
Gypsum manufactures products at 40 plants located throughout the United States, Canada, Mexico, and Latin America.
Gypsum rock is mined or quarried at 13 company-owned locations in North America. Our mines and quarries provided approximately 59% of the gypsum used by our plants in North America in 2014.
Some of our manufacturing plants purchase or acquire synthetic gypsum and natural gypsum rock from outside sources. In 2014, outside purchases of synthetic gypsum and natural gypsum rock accounted for approximately 36% and 5%, respectively, of the gypsum used in our plants.
Synthetic gypsum is a byproduct of flue gas desulphurization carried out by electric generation or industrial plants that burn coal as a fuel. The suppliers of this kind of gypsum are primarily power companies, which are required to operate scrubbing equipment for their coal-fired generating plants under federal environmental regulations. We have entered into a number of long-term supply agreements to acquire synthetic gypsum. We generally take possession of the gypsum at the producer’s facility and transport it to our wallboard plants by ship, river barge, railcar or truck. Six of our 19 gypsum wallboard plants in operation use synthetic gypsum for all of their needs, while another six use it for a portion of their needs. The U.S. Environmental Protection Agency, or U.S. EPA, currently classifies synthetic gypsum as a non-hazardous waste. Certain power companies have recently switched to using natural gas instead of coal for their electric generation needs. In the event more power companies switch to using natural gas instead of coal, the availability of synthetic gypsum may decrease. See Item 1A, Risk Factors.
We produce wallboard paper at four company-owned production facilities located in the United States. Vertical integration in paper helps to ensure a continuous supply of high-quality paper that is tailored to the specific needs of our production processes. We augment our paper needs through purchases from outside suppliers when necessary. We did not purchase any wallboard paper from outside suppliers during 2014.
MARKETING AND DISTRIBUTION
Our gypsum products are distributed through L&W Supply, other specialty wallboard distributors, building materials dealers, home improvement centers and other retailers, and contractors. Sales of gypsum products are seasonal in the sense that sales are generally greater from spring through the middle of autumn than during the remaining part of the year.
Based on our estimates using publicly available data, internal surveys and industry shipment data for gypsum board, as reported by the Gypsum Association, we estimate that during 2014 volume demand for gypsum board was generated by:

•	residential and nonresidential repair and remodel activity of about 52%,

•	new residential construction of about 36%,

•	new nonresidential construction of about 7%, and

•	other activities, such as exports and temporary construction of about 5%.

COMPETITION
Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 21.8 billion square feet in 2014, up approximately 4% from 20.9 billion square feet in 2013. U.S. Gypsum’s share of the gypsum board market in the United States, which includes for comparability its shipments of USG Sheetrock® brand gypsum wallboard, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing, was approximately 26% in 2014, unchanged from 2013.
Our competitors in the United States include: National Gypsum Company, CertainTeed Corporation (a subsidiary of Compagnie de Saint-Gobain SA), Georgia-Pacific (a subsidiary of Koch Industries, Inc.), American Gypsum Company LLC (a unit of Eagle Materials Inc.), Continental Building Products LLC and PABCO Gypsum (a division of PABCO Building Products). Our competitors in Canada include CertainTeed Corporation, Georgia-Pacific and Cabot Gypsum Company. Our major competitors in Mexico include Panel Rey, S.A. (a Grupo Promax Company) and Plaka (a unit of Comex). The principal methods of competition are quality of products, service, pricing, compatibility of systems and product design features.
Ceilings
BUSINESS
Previously referred to as Worldwide Ceilings, our Ceilings segment manufactures and markets interior systems products in the United States, Canada, Mexico, and Latin America. Ceilings includes USG Interiors, LLC, or USG Interiors, the ceilings business of CGC, and our ceilings businesses in Mexico and Latin America. Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. We estimate that we are the second-largest manufacturer of ceiling grid and acoustical ceiling tile worldwide.
Through February 27, 2014, our Ceilings reportable segment also included our businesses in the Asia-Pacific region (see Recent Developments above regarding UBBP), which were included in USG International.
On August 7, 2012, USG and its indirect wholly owned subsidiaries, USG Foreign Investments, Ltd. and USG (U.K.) Ltd., together the Sellers, entered into a Share and Asset Purchase Agreement with Knauf International GmbH and Knauf AMF Ceilings Ltd., together Knauf, pursuant to which we agreed to sell to Knauf all of our wholly owned European business operations. These businesses include the manufacture and distribution of DONN® brand ceiling grid and SHEETROCK® brand finishing compounds principally throughout Europe, Russia and Turkey. The results of our European business operations have been presented as discontinued operations in the consolidated financial statements and accompanying footnotes presented in Item 8 of this report and were previously included in our Ceilings segment. On December 27, 2012, the sale transaction was consummated and we received net proceeds of $73 million and recognized a gain of $55 million. See Note 4 to the consolidated financial statements in Part II, Item 8 of this report for additional information related to discontinued operations.
PRODUCTS
Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada and, through February 27, 2014, the Asia-Pacific region. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, Latin America, and through February 27, 2014, the Asia-Pacific region. Our integrated line of ceilings products provides qualities such as sound absorption, fire retardation and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance. USG Interiors’ significant brand names include the RADARTM, ECLIPSETM, MARSTM, and HALCYONTM brands of ceiling tile and the DONN®, DX®, FINELINE®, CENTRICITEETM, DXI IDENTITEETM, CURVATURATM and COMPASSOTM brands of ceiling grid.
MANUFACTURING
Ceilings manufactures products at 10 plants located in North America. Principal raw materials used to produce Ceilings’ products include mineral fiber, steel, perlite and starch. We produce some of these raw materials and obtain others from outside suppliers.
MARKETING AND DISTRIBUTION
Ceilings sells products primarily in markets related to the construction and renovation of nonresidential buildings. During 2014, approximately 69% of Ceilings’ net sales were from repair and remodel activity, primarily nonresidential, 28% of its net sales were from new nonresidential construction and 3% of its net sales were from new residential construction. Products are marketed and distributed through a network of distributors, installation contractors, L&W Supply locations and home improvement centers. Sales of Ceilings’ products are seasonal in nature. Sales are generally weaker in the fourth quarter of the calendar year as compared to the preceding three quarters.

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
Distribution
BUSINESS
Previously referred to as Building Products Distribution, our Distribution segment consists of L&W Supply, a leading distributor of gypsum wallboard and other building materials in the United States. In 2014, L&W Supply distributed approximately 7% of all gypsum board in the United States, including approximately 29% of U.S. Gypsum’s gypsum board production. During 2014, approximately 35% of L&W Supply’s net sales were from residential and nonresidential repair and remodel activity, 40% of its net sales were from new nonresidential construction and 25% of its net sales were from new residential construction.
MARKETING AND DISTRIBUTION
L&W Supply is a service-oriented business that stocks a wide range of construction materials. It delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing the need for handling by contractors. L&W Supply specializes in the distribution of gypsum wallboard (which accounted for 36% of its 2014 net sales) and joint compound manufactured by U.S. Gypsum as well as other manufacturers. Further, L&W Supply distributes products manufactured by USG Interiors, LLC, such as acoustical ceiling tile and grid, as well as products of other manufacturers, including drywall metal, insulation, roofing, fasteners and exterior insulation finishing systems. Sales of L&W’s products are seasonal in nature and are generally greater from spring through autumn when access to job sites is easier and construction activity is at its peak. L&W Supply leases approximately 90% of its facilities from third parties. Typical leases have terms of five years and include renewal options.
During the economic downturn, L&W Supply focused on reducing its cost structure and optimizing utilization of its personnel and assets. As a result, L&W Supply closed 125 distribution branches between January 2007 and September 2012. The closures were widely dispersed throughout the markets that L&W Supply serves. L&W Supply did not close any branches during 2013 and 2014, and, as of December 31, 2014, served its customers from 145 distribution branches in the United States, including two new distribution branches opened during 2014.
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
USG Boral Building Products
BUSINESS
USG Boral Building Products, or UBBP, are 50/50 joint ventures formed on February 27, 2014 with Boral. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the "Territory"). UBBP is a leader in most of the markets it serves.
PRODUCTS
UBBP manufactures and distributes products for wall, ceiling, floor lining and exterior systems that utilize gypsum wallboard, referred to as plasterboard in the region in which UBBP operates, mineral fiber ceiling tiles, steel grid and studs and joint compound. UBBP's significant brand names include USG Boral Sheetrock® premium plasterboard, USG Boral NextGen®, Elephant, Jayaboard, Durock and Donn DX®, the world’s most widely specified and installed ceiling suspension system. UBBP launched USG Boral Sheetrock® products, which leverages the technology in USG Sheetrock®, in Australia, South Korea and Thailand. UBBP is able to sell USG Boral Sheetrock® at a premium price and, in some markets, conversion rates have surpassed 10%.

MANUFACTURING
UBBP has 24 plasterboard lines and 37 other non-board production facilities for metal stud, metal ceiling grid, ceiling tile, joint compound, and cornice throughout the Territory including Australia, New Zealand, Indonesia, Malaysia, Philippines, Thailand, China, South Korea, Vietnam, and India.
Executive Officers of the Registrant
See Part III, Item 10, Directors, Executive Officers and Corporate Governance - Executive Officers of the Registrant (as of February 12, 2015).
Other Information
RESEARCH AND DEVELOPMENT
To contribute to our high standards and our leadership in the building materials industry, we perform extensive research and development at the USG Corporate Innovation Center in Libertyville, Illinois, using open innovation models and outside partnerships. Research team members collaborate with suppliers, universities and national research laboratories to provide product support and to develop new products and technologies for our operating units. With fire, acoustical, structural and environmental testing capabilities, the research center allows us to conduct our own on-site evaluation of products and systems. Chemical analysis and materials characterization support product development and safety/quality assessment programs. Development activities can be taken to an on-site pilot plant before being transferred to a full-size plant. Research and development activities have been focused on customer preferred system solutions. We charge research and development expenditures to earnings as incurred. These expenditures amounted to $23 million in 2014, $21 million in 2013 and $18 million in 2012.
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
ENERGY
Our primary supplies of energy have been adequate, and we have not been required to curtail operations as a result of insufficient supplies. Supplies are likely to remain sufficient for our projected requirements. Currently, we are using swap contracts to hedge a significant portion of our anticipated purchases of natural gas to be used in our manufacturing operations over the next 12 months and beyond. We typically do not hedge beyond three years. We review our positions regularly and make adjustments as market conditions warrant.
SIGNIFICANT CUSTOMER
On a worldwide basis, The Home Depot, Inc. accounted for approximately 16% of our consolidated net sales in 2014 and approximately 15% in both 2013 and 2012. Our Gypsum, Ceilings and Distribution segments had net sales to The Home Depot, Inc. in each of those years.
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
As of December 31, 2014, we had approximately 8,900 employees worldwide.
See Note 16 and Note 3 to the consolidated financial statements in Part II, Item 8 of this report for financial information pertaining to revenue and assets by geographic region and our segments and for financial information pertaining to UBBP, respectively, and Item 1A, Risk Factors, for information regarding the risks associated with conducting business in international locations, as well as the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.
Available Information
We maintain a website at www.usg.com and make available at this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. The information on our website is not, and will not be deemed to be, a part of this Annual Report on Form 10-K, or incorporated into any of our other filings with the SEC, except where we expressly incorporated such information. If you wish to receive a paper copy of any exhibit to our reports filed with or furnished to the SEC, the exhibit may be obtained, upon payment of reasonable expenses, by writing to: Corporate Secretary, USG Corporation, 550 West Adams Street, Chicago, Illinois 60661-3676.

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
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. Housing starts and new nonresidential construction in the United States still remain low by historical standards. Further, the residential and non-residential repair and remodel market, which accounts for the largest portion of our sales, decreased over the prior year, following modest year over year increases, after years of substantial decline. Since January 2007, we permanently closed or temporarily idled certain of our highest cost gypsum wallboard, paper and other production facilities. We have recorded long-lived asset impairment charges aggregating approximately $175 million since January 2007 related to these closures and idled facilities. If our markets do not return to historic levels, or if they experience future downturns, additional material write-downs or impairment charges may be required in the future.
We cannot predict the duration of the current market conditions, or the timing or strength of any recovery of the housing and construction-based markets, which may depend on broader economic issues such as employment, the availability of credit, lending practices, interest rates, foreclosures, house price trends, availability of mortgage financing, income tax policy, and consumer confidence and preference. We also cannot provide any assurances that the housing and construction-based markets will continue to recover, or that further operational adjustments will not be required to address market conditions. Continued weakness, delays in recovery, or future downturns in the housing and construction-based markets may have a material adverse effect on our business, financial condition, operating results and cash flows.
Prices for our products are affected by overall supply and demand in the markets for our products and our competitors’ products. Market prices of building products historically have been volatile and cyclical. Currently, there is significant excess wallboard production capacity industry wide in the United States. Further, a majority of our businesses are seasonal, which has caused in the past, and will likely cause in the future, our quarterly results to vary significantly from quarter to quarter. A prolonged continuation of weak demand or excess supply in any of our businesses may have a material adverse effect on our business, financial condition, operating results and cash flows. We recently implemented a price increase for wallboard with the new price for January 1, 2015 through October 31, 2015. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices. If we are unable to maintain our price increases, our net sales and operating profit may be materially and adversely impacted.
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
We have a substantial amount of indebtedness. As of December 31, 2014, we had $2.209 billion of total debt, consisting of senior notes, industrial revenue bonds and outstanding borrowings under our ship mortgage facility. Our substantial indebtedness may have material adverse effects on our business, financial condition and operating results, including to:

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
Our pension plans were underfunded by approximately $346 million as of December 31, 2014 and $114 million as of December 31, 2013. In recent years, the declining interest rates and changes to mortality assumptions have negatively impacted the funded status of our pension plans. The asset performance has been volatile since 2008, with plan assets outperforming in some years and underperforming in other years versus the assumed rate of return used to determine pension expense. If the discount rates and actual asset returns increase or decrease, the funded status of our plan as well as the future pension expense and funding obligations will decrease and increase, respectively.
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
Approximately half of the gypsum used in our wallboard plants is synthetic gypsum, which is a coal-combustion byproduct, or CCB, resulting primarily from flue gas desulphurization carried out by electric generation or industrial plants burning coal as a fuel. Six of our 19 gypsum wallboard plants in operation use synthetic gypsum for all of their needs, while another six use it for some of their needs. The suppliers of synthetic gypsum are primarily power companies, and certain power companies have recently switched to using natural gas instead of coal for their electric generation needs. In the event more power companies switch to using natural gas instead of coal, the availability of synthetic gypsum may decrease. Further, although the U.S. EPA issued a final rule in December 2014 providing that there are no additional regulatory requirements on the use of synthetic gypsum, legal challenges to this final rule, or subsequent state legislation, could result in laws or regulations that adversely affect the classification, use, storage and disposal of synthetic gypsum, which may result in a material adverse effect on our business, financial condition, operating results and cash flows.
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
In an attempt to reduce our price risk related to fluctuations in natural gas prices, we enter into hedging agreements using swaps. We benefit from the hedge agreements when spot prices exceed contractually specified prices. We are disadvantaged by the hedge agreements when spot prices are less than contractually specified prices.
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
Our exposure to the risks of operating internationally could adversely affect our business, financial condition, operating results and cash flows.
International business operations, including through UBBP, and our operations in Canada, Mexico, and Latin America, are becoming increasingly important to our future operations, growth and prospects. Further, it is a strategic priority of ours to continue to grow and diversify our earnings by expanding in select emerging markets. Our foreign operations and our international expansion strategy are subject to a number of risks, including:

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
Moreover, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, epidemics, including the Ebola epidemic, public corruption and other economic or political uncertainties could interrupt and negatively affect our business operations. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our business, financial condition, operating results and cash flows.
USG Boral Building Products reduces our control over certain of our assets and could give rise to disputes with Boral that could adversely affect our business, financial condition, operating results and cash flows.
UBBP involves risks not otherwise present when we operate our business through wholly-owned entities. For example:

•
Certain major decisions with respect to UBBP require the majority or unanimous approval of the joint ventures’ boards or shareholders. Accordingly, we may not be able to obtain approval of certain matters that would be in our best interests.

•
A deadlock with respect to certain fundamental decisions may result in the triggering of a sale process of UBBP. In such a case, the terms of the sale may be less attractive than if we had held onto our investments.

•
UBBP is operated in accordance with the terms of a shareholders agreement (the "Shareholders Agreement") that limits our ability to transfer our interest in UBBP. As a result, we may be unable to sell our interest in UBBP when we would otherwise like.

•
UBBP may not pay dividends if such payments are, among other things, restricted pursuant to the terms of the credit facilities maintained by UBBP, inconsistent with the then-applicable strategic plan, or illegal. Accordingly, we may not receive dividend payments from UBBP in the amounts that we currently anticipate or at all, which may adversely impact our ability to receive any economic benefit from UBBP.

•
If we or Boral, or certain of our respective affiliates, are subject to a change of control, or if certain other events of default under the Shareholders Agreement occur with respect to us or Boral, we or Boral, as applicable, may be required to sell our or Boral's, as applicable, entire interest in UBBP at fair market value, as determined in accordance with the Shareholders Agreement. In the event we are forced to sell our interest in UBBP, it may be under terms that are not advantageous to us. In the event Boral is forced to sell its interest in UBBP, and we are unable to acquire Boral's interest due to lack of funding or otherwise, we would not have the right to select the third party to which Boral would sell its interest.

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

•
In certain circumstances, a capital call may be issued to the shareholders of UBBP in order to obtain additional funding for the joint ventures' operations. If we do not provide capital and Boral does, Boral may receive additional shares in UBBP, thereby diluting our interest and impairing our rights under the Shareholders Agreement.

•
Boral may become insolvent, refuse to make additional capital contributions or fail to meet its obligations under the Joint Venture Agreements, which may result in certain liabilities to us for guarantees and other commitments.

•
Boral may have economic or other business interests or goals that are or become inconsistent with our interests or goals, or we may become engaged in a dispute with Boral that could require us to spend additional resources to resolve such dispute and have an adverse impact on the operations and profitability of UBBP.

•
In the event we exit UBBP, we may be restricted from competing in certain markets, many of which we anticipate to be high-growth markets, until the later of the third anniversary of our exit and ten years from the commencement of UBBP.

If any of these risks were to materialize, our business, financial condition, operating results and cash flows could be negatively impacted.
Our business, financial condition and operating results could be materially and adversely affected by infringement or misappropriation of our intellectual property and other proprietary rights.
Our success depends, in part, upon our intellectual property rights. We rely on a combination of contractual rights, copyright, trademark and trade secret laws to establish and protect our intellectual property. We also maintain patents for certain of our technologies. We customarily require our employees and independent contractors to execute confidentiality agreements or otherwise to agree to keep our proprietary information confidential when their relationship with us begins. In addition, we have entered into certain contractual intellectual property protections in connection with the licensure and use of our intellectual property by UBBP.
Despite our efforts, the steps we have taken to protect our intellectual property may be inadequate. Existing trade secret, patent, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. In addition, others may develop substantially equivalent or superseding proprietary technology, or competitors may offer similar competing products that do not infringe on our intellectual property rights, thereby substantially reducing the value of our proprietary rights.
Moreover, the laws of some foreign countries in which our products are or may be manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States. This risk may be heightened in connection with our investments in UBBP, because it results in the use of our intellectual property in additional foreign jurisdictions, some of which lack robust or accessible intellectual property protection enforcement mechanisms.
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
The agreements governing our indebtedness contain covenants that may limit our ability to finance future operations or capital needs or to engage in other business activities, including, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends

•	make guarantees;

•	sell assets or make other fundamental changes;

•	engage in mergers and acquisitions;

•	make investments;

•	enter into transactions with affiliates;

•	change our business purposes; and

•	enter into sale and lease-back transactions.
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
We are subject to federal, state, local and foreign laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, the management and disposal of hazardous materials and wastes, and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations. If we were to fail to comply with these laws, regulations or permits, we could incur fines, penalties or other sanctions. In addition, we could be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials. Environmental laws and regulations tend to become more stringent over time, and we could incur material expenses relating to compliance with future environmental laws. Further, new environmental and safety legislation may have a material and adverse impact on our operations and results. For example, although the U.S. EPA issued a final rule in December 2014 providing that there are no additional regulatory requirements on the use of synthetic gypsum, one of our primary raw materials, legal challenges to this final rule, or subsequent state legislation, could result in laws or regulations that adversely affect the classification, use, storage and disposal of synthetic gypsum, which may result in a material adverse effect on our business, financial condition, operating results, and cash flows. In addition, the Occupational Safety and Health Administration has proposed a comprehensive occupational health standard for crystalline silica which would, among other things, lower the permissible occupational exposure limits. We could incur substantial costs in connection with complying with this rule as proposed.
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
The U.S. Congress, several states and the international community are considering measures to reduce emission of greenhouse gases (GHGs), including carbon dioxide and methane. Some states and provinces have already adopted greenhouse gas regulation or legislation. Following a finding by the U.S. EPA that certain GHGs represent an endangerment to human health, the U.S. EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. These rules, if they withstand legal challenge, could affect all of our U.S. wallboard and ceiling tile plants and paper mills and would require that we incur significant costs to satisfy permitting requirements. In addition, enactment of new climate control legislation, regulatory initiatives or treaties impacting the locations where we conduct business could have a materially adverse effect on our operations and demand for our services or products. For example, any new legislation, such as a “carbon tax” on energy use or establishing a “cap and trade”, could materially and adversely increase the cost of energy used in our manufacturing processes. If energy becomes more expensive, we may not be able to pass these increased costs on to purchasers of our products. Further, stricter regulation of emissions might require us to install emissions controls or other equipment at some or all of our manufacturing facilities, requiring significant additional capital investments.

We may pursue acquisitions, joint ventures and other transactions that complement or expand our businesses. We may not be able to complete proposed transactions, and even if completed, the transactions may involve a number of risks that may result in a material adverse effect on our business, financial condition, operating results and cash flows.
As business conditions warrant and our financial resources permit, we may pursue opportunities to acquire businesses or technologies and to form joint ventures that we believe could complement, enhance or expand our current businesses or product lines or that might otherwise offer us growth opportunities. We may have difficulty identifying appropriate opportunities, or if we do identify opportunities, we may not be successful in completing transactions for a number of reasons. Any transactions that we are able to identify and complete, including UBBP, may involve one or more of a number of risks, including:

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
We are subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future, some of which could be material. The outcome of existing legal proceedings may differ from our expectations because the outcomes of litigation and similar disputes are often difficult to predict reliably. Various factors and developments can lead to changes in current estimates of liabilities and related insurance receivables, where applicable, or make additional estimates, including new or modified estimates that may be appropriate due to a judicial ruling or judgment, a settlement, regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations in any particular period. For a more detailed discussion of certain of the legal proceedings in which we are involved, see Item 3, Legal Proceedings, below.
If we experience an “ownership change” within the meaning of the Internal Revenue Code, utilization of our net operating loss, or NOL, carryforwards would be subject to an annual limitation.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs to reduce its federal income taxes if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate (which was 2.80% for December 2014). Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of December 31, 2014, our annual U.S. federal NOL utilization would have been limited to approximately $113 million per year.
We may use our NOL carryforwards to offset future earnings and reduce our federal income tax liability. As a result, we believe these NOL carryforwards are a substantial asset for us. We have a stockholder rights plan, or the Rights Agreement, in place to protect our stockholders from coercive takeover practices or takeover bids that are inconsistent with their best interests. On March 22, 2013 and February 11, 2015, our board of directors approved amendments to the Rights Agreement in an effort to protect our NOLs. In addition, our Restated Certificate of Incorporation includes an amendment, the Protective Amendment, that restricts certain transfers of our common stock. The Protective Amendment is intended to protect the tax benefits of our

NOLs. See Note 20 to the consolidated financial statements in Part II, Item 8 of this report for a description of the amendment to the Rights Agreement and the Protective Amendment. Although the amendment to the Rights Agreement and Protective Amendment are intended to reduce the likelihood of an “ownership change” that could adversely affect us, we cannot provide assurance that the restrictions on transferability in the amendment to the Rights Agreement and Protective Amendment will prevent all transfers that could result in such an “ownership change.” There also can be no assurance that the transfer restrictions in the Protective Amendment will be enforceable against all of our shareholders absent a court determination confirming such enforceability. The transfer restrictions may be subject to challenge on legal or equitable grounds.
A small number of our stockholders could significantly influence our business, affairs and stock price.
Based on filings made with the SEC and other information available to us, we believe that, as of January 31, 2015, two stockholders collectively controlled over 40% of our common stock. Accordingly, a small number of our stockholders could affect matters requiring approval by stockholders, including the election of directors and the approval of potential business combination transactions. In addition, if one or more of these stockholders sell a large number of our shares, our share price may decline, and could then continue to trade at lower prices.
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
We have implemented various cost reduction programs to lower our breakeven and return to historic levels of profitability, including plant and distribution branch closures, workforce reductions, outsourcing of corporate and operational function and Lean Six Sigma initiatives. We may implement additional programs in the future. These cost reduction programs may not produce anticipated results. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, if anticipated market recovery does not occur, or if other unforeseen events occur, our business, financial condition, operating results and cash flows could be adversely impacted.
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
None

Item 2.PROPERTIES
We operate plants, mines, quarries, transport ships and other facilities in North America, South America and other regions. U.S. Gypsum’s SHEETROCK® brand gypsum wallboard plants operated at approximately 56% of capacity during 2014. USG Interiors’ ceiling tile plants operated at approximately 77% of capacity during 2014. The locations of our production properties in operation as of December 31, 2014, grouped by reportable segment, are as follows (plants are owned unless otherwise indicated):
Gypsum

GYPSUM WALLBOARD AND OTHER GYPSUM PRODUCTS
Aliquippa, Pennsylvania*	Plaster City, California	Hagersville, Ontario, Canada**
Baltimore, Maryland**	Rainier, Oregon	Montreal, Quebec, Canada **
Bridgeport, Alabama*	Shoals, Indiana**	Monterrey, Nuevo Leon, Mexico
East Chicago, Indiana*	Sigurd, Utah	Puebla, Puebla, Mexico
Galena Park, Texas*	Sperry, Iowa**	Tecoman, Colima, Mexico
Jacksonville, Florida**	Sweetwater, Texas
Norfolk, Virginia*	Washingtonville, Pennsylvania*

JOINT COMPOUND (SURFACE PREPARATION AND JOINT TREATMENT PRODUCTS)
Auburn, Washington	Galena Park, Texas	Calgary, Alberta, Canada***
Baltimore, Maryland	Gypsum, Ohio	Hagersville, Ontario, Canada
Bridgeport, Alabama	Jacksonville, Florida	Montreal, Quebec, Canada
Chamblee, Georgia	Phoenix (Glendale), Arizona	Surrey, British Columbia, Canada***
Dallas, Texas	Port Reading, New Jersey	Monterrey, Nuevo Leon, Mexico
East Chicago, Indiana*	Sigurd, Utah	Puebla, Puebla, Mexico
Fort Dodge, Iowa	Torrance, California	Buenos Aires, Argentina***
Lima, Peru

CEMENT BOARD
Baltimore, Maryland	New Orleans, Louisiana	Monterrey, Nuevo Leon, Mexico
Detroit (River Rouge), Michigan

GYPSUM ROCK (MINES AND QUARRIES)
Alabaster (Tawas City), Michigan	Sigurd, Utah	Hagersville, Ontario, Canada
Fort Dodge, Iowa	Southard, Oklahoma	Little Narrows, Nova Scotia, Canada
Plaster City, California	Sperry, Iowa	Monterrey, Nuevo Leon, Mexico
Shoals, Indiana	Sweetwater, Texas	San Luis Potosi, San Luis Potosi, Mexico
Tecoman, Colima, Mexico
PAPER FOR GYPSUM WALLBOARD
Galena Park, Texas	Oakfield, New York
North Kansas City, Missouri	Otsego, Michigan

*	Plants supplied fully by synthetic gypsum
**	Plants supplied partially by synthetic gypsum
***	Leased

OTHER PRODUCTS
We operate a mica-processing plant at Spruce Pine, North Carolina. We manufacture metal lath, plaster and drywall accessories and light gauge steel framing products at Monterrey, Nuevo Leon, Mexico, and Puebla, Puebla, Mexico. We produce plaster products at Southard, Oklahoma; Puebla, Puebla, Mexico; Saltillo, Coahuila, Mexico; and San Luis Potosi, San Luis Potosi, Mexico. We manufacture paper-faced metal corner bead at Auburn, Washington and Weirton, West Virginia (leased). We also manufacture cement panels at a manufacturing facility in Delavan, Wisconsin (leased).
OCEAN VESSELS
Gypsum Transportation Limited, or GTL, our wholly owned subsidiary, owns two, and leases one, self-unloading ocean vessel. Prior to 2012, these vessels were used primarily to transport gypsum rock from our Nova Scotia quarries to our East Coast plants. However, due to the increased use of synthetic gypsum in the manufacture of wallboard at our East Coast plants, the utilization of these vessels dropped significantly. Accordingly, we sought an alternate use for the vessels and currently transship iron ore for a third party on a temporary basis. See Note 14 to the consolidated financial statements in Part II, Item 8, of this report.
Ceilings

CEILING GRID
Cartersville, Georgia	Stockton, California	Oakville, Ontario, Canada
Westlake, Ohio
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
See Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 22, Litigation, for information on legal proceedings, which information is incorporated herein by reference.

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
Our common stock trades on the New York Stock Exchange, or NYSE, and the Chicago Stock Exchange under the symbol USG. The NYSE is the principal market for our common stock. As of January 31, 2015, there were 2,482 record holders of our common stock. We currently do not pay dividends on our common stock. Our credit agreement restricts our ability to pay cash dividends on, or repurchase, our common stock. See Item 8, Financial Statements and Supplementary Data, Note 7, Debt, for more information regarding these restrictions.
We did not purchase any of our equity securities during the fourth quarter of 2014.
See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.
Pursuant to our Deferred Compensation Program for Non-Employee Directors, four of our non-employee directors deferred the $120,000 annual grant they were entitled to receive on December 31, 2014 under our Non-Employee Director Compensation Program, into a total of 17,091 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at each director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(a)(2) of the Securities Act and was exempt from registration under Section 5 of the Securities Act.
COMMON STOCK PRICES
The high and low sales prices of our common stock in 2014 and 2013 were as follows:

	2014		2013
	High	Low	High	Low
First quarter	$35.85	$28.41	$30.44	$26.44
Second quarter	33.16	29.20	29.25	22.19
Third quarter	30.04	26.45	28.58	23.06
Fourth quarter	29.65	24.55	28.77	25.13

PERFORMANCE GRAPH
The following graph and table compare the cumulative total stockholder return on our common stock with the Standard and Poor’s 500 Index, or S&P 500, and the Dow Jones U.S. Construction and Materials Index, or DJUSCN, in each case assuming an initial investment of $100 and full dividend reinvestment, for the five-year period ended December 31, 2014.

	Value of Investment as of December 31
	2009	2010	2011	2012	2013	2014
USG	$100	$120	$72	$200	$202	$199
S&P 500	100	115	117	136	180	205
DJUSCN	100	120	112	157	203	200
All amounts are rounded to the nearest dollar.

Item 6.	SELECTED FINANCIAL DATA

(millions, except per-share and employee data)	Years Ended December 31,
	2014	2013	2012	2011 (a)	2010 (a)
Statement of Operations Data:
Net sales	$3,724	$3,570	$3,224	$2,910	$2,834
Cost of products sold	3,070	2,989	2,829	2,752	2,697
Gross profit	654	581	395	158	137
Selling and administrative expenses	339	320	304	289	295
Litigation settlement charge (b)	48	—	—	—	—
Long-lived asset impairment charges (c)	90	—	8	53	58
Contract termination charge and loss on receivable (d)	15	—	—	—	—
Restructuring charges	—	3	10	22	52
Operating profit (loss)	162	258	73	(206)	(268)
Income from equity method investments	35	1	—	1	—
Interest expense	(179)	(203)	(206)	(211)	(183)
Interest income	1	3	4	6	5
Loss on extinguishment of debt	—	—	(41)	—	—
Gain on deconsolidation of subsidiaries and consolidated joint ventures (e)	27	—	—	—	—
Other expense, net	—	—	—	—	(1)
Income (loss) from continuing operations before income taxes	46	59	(170)	(410)	(447)
Income tax (expense) benefit	(7)	(11)	(12)	14	37
Income (loss) from continuing operations	39	48	(182)	(396)	(410)
Income (loss) from discontinued operations, net of tax	(1)	(2)	2	6	5
Gain on sale of discontinued operations, net of tax	—	—	55	—	—
Net income (loss)	38	46	(125)	(390)	(405)
Less: Net income (loss) attributable to noncontrolling interest	1	(1)	1	—	—
Net income (loss) attributable to USG	$37	$47	$(126)	$(390)	$(405)
Income (loss) from continuing operations per common share:
Basic	0.27	0.45	(1.72)	(3.81)	(4.08)
Diluted	0.26	0.44	(1.72)	(3.81)	(4.08)

Balance Sheet Data (as of the end of the year):
Working capital	$589	$1,132	$776	$715	$924
Current ratio	2.05	2.99	2.41	2.36	2.75
Cash and cash equivalents	228	810	546	365	629
Property, plant and equipment, net	1,908	2,103	2,100	2,104	2,252
Total assets	3,994	4,121	3,723	3,719	4,087
Long-term debt (f)	2,205	2,292	2,305	2,297	2,301
Total stockholders’ equity	408	662	19	156	619
Other Information:
Capital expenditures	$132	$124	$70	$54	$38
Closing stock price per common share as of December 31	$27.99	$28.38	$28.07	$10.16	$16.83
Average number of employees (g)	8,928	8,732	8,758	8,880	9,450

(a)
Amounts reflected above have been adjusted from the originally reported amounts to reflect our European businesses, which were sold on December 27, 2012, as discontinued operations. See Note 4 to our consolidated financial statements in Item 8 of this report.

(b)	Reflects a charge related to the settlement of the U.S. wallboard pricing class action lawsuit. See Note 22 to our consolidated financial statements in Item 8 of this report.

(c)
Reflects long-lived asset impairment charges on certain manufacturing facilities, capitalized costs for the construction of future facilities and ocean vessels. See Note 13 and Note 14 to our consolidated financial statements in Item 8 of this report.

(d)	Item relates to our GTL operations. See Note 14 to our consolidated financial statements in Item 8 of this report.

(e)
Reflects the gain recorded on the deconsolidation and contribution to UBBP of our wholly-owned subsidiaries in Singapore, Malaysia, New Zealand, and Australia and our consolidated joint ventures in Oman.

(f)	Amounts reflected above exclude currently maturing portion of long-term debt.

(g)
As of December 31, 2014, we had approximately 8,900 employees worldwide. For 2011 and 2010, the average number of employees includes employees from both our discontinued operations and our entities contributed to UBBP. For 2012 and 2013, the average number of employees includes employees from our entities contributed to UBBP.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Through our subsidiaries, we are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during 2014

•	residential and nonresidential repair and remodel activity accounted for approximately 53% of our net sales,

•	new residential construction accounted for approximately 18% of our net sales,

•	new nonresidential construction accounted for approximately 24% of our net sales, and

•	other activities accounted for approximately 5% of our net sales.
SEGMENTS
Effective April 1, 2014, we changed the composition of our reportable segments to reflect the change in management over our businesses in Mexico and Latin America. Additionally, with the contribution of our businesses in the Asia-Pacific region, India and Oman into the 50/50 joint ventures, USG Boral Building Products, or UBBP, we have determined UBBP to be our fourth reportable segment. See further discussion below under Ceilings and UBBP. As a result of these changes, our Mexico and Latin America businesses have been combined, and their Gypsum results have been included within our Gypsum segment, previously referred to as North American Gypsum, and their Ceiling results have been included within our Ceilings segment, previously referred to as Worldwide Ceilings. Our prior period results have been recast to reflect these changes and present comparative year-over-year results.
Our operations are organized into four segments: Gypsum, Ceilings, Distribution, and UBBP.
Gypsum: Previously referred to as North American Gypsum, our Gypsum segment manufactures and markets gypsum and related products in the United States, Canada, Mexico and Latin America. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, the gypsum businesses of USG Mexico, S.A. de C.V., or USG Mexico, along with our gypsum businesses in Latin America. Gypsum’s products are used in a variety of building applications to finish the walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. Its major product lines include USG Sheetrock® brand gypsum wallboard, a line of joint compounds used for finishing wallboard joints also sold under the SHEETROCK® brand name, DUROCK® brand cement board, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing used for building exteriors and gypsum fiber and glass mat panels used as roof cover board.
Ceilings: Previously referred to as Worldwide Ceilings, our Ceilings reportable segment manufactures and markets interior systems products in the United States, Canada, Mexico and Latin America. Ceilings includes USG Interiors, LLC, or USG Interiors, the ceilings business of CGC, and our ceilings businesses in Mexico and Latin America. In addition, through February 27, 2014, it also included our businesses in the Asia-Pacific region, which were included in USG International. Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada and, through February 27, 2014, in the Asia-Pacific region. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, Latin America and, through February 27, 2014, in the Asia-Pacific region.
As discussed below under Discontinued Operations and in Note 4 to our consolidated financial statements in Part II, Item 8 of this report, our European business operations were classified as discontinued operations during the third quarter of 2012; therefore, the segment results for Ceilings exclude the results of these operations. On December 27, 2012, the sale transaction was consummated and we received net proceeds of $73 million resulting in a gain of $55 million.
As discussed below under Key Strategies, on February 27, 2014, we invested with Boral in UBBP and in connection therewith contributed to UBBP our operations in the Asia-Pacific region. As such, Ceilings includes the results and activities of our subsidiaries in the Asia-Pacific region only through February 27, 2014.
Distribution: Previously referred to as Building Products Distribution, our Distribution segment consists of L&W Supply Corporation and its subsidiaries, or L&W Supply, a leading distributor of gypsum wallboard and other building materials in the United States. It is a service-oriented business that stocks a wide range of construction materials. It delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing the need for handling by contractors.

USG Boral Building Products (UBBP): On February 27, 2014, we and certain of our subsidiaries formed 50/50 joint ventures, USG Boral Building Products Pte. Limited, a company organized under the laws of Singapore, and USG Boral Building Products Pty Limited, a company organized under the laws of Australia, with Boral Limited (Boral). These joint ventures are herein referred to as USG Boral Building Products, or UBBP. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the "Territory"). The products that UBBP manufactures and distributes include products for wall, ceiling, floor lining and exterior systems that utilize gypsum wallboard, referred to as plasterboard in the region, mineral fiber ceiling tiles, steel grid and studs and joint compound.
As consideration for our 50% ownership in UBBP, we (i) made a $515 million cash payment to Boral, which includes a $500 million base price and $15 million of customary working capital and net debt adjustments, contributed to UBBP our subsidiaries and joint venture investments in China, Singapore, India, Malaysia, New Zealand, Australia and the Middle East, including our joint ventures in Oman, and granted to UBBP a license to use certain of our intellectual property rights in the Territory. In the event certain performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised of $25 million based on performance during the first three years after closing and up to $50 million based on performance during the first five years after closing.
UBBP is targeting the distribution of 50% of combined after tax profits to USG and Boral in proportion to the respective ownership interests; provided, however, that UBBP will not pay dividends if such payments are, among other things, restricted pursuant to the terms of the credit facilities maintained by UBBP, inconsistent with the then-applicable strategic plan, or illegal. Through December 31, 2014, no dividends have been declared or paid by UBBP. We expect UBBP will begin to distribute cash dividends in 2015.
From February 27, 2014 through December 31, 2014, UBBP was funded from its net cash flows from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund.
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
Our investments in UBBP are accounted for as equity method investments and were initially measured at cost. Our existing wholly-owned subsidiaries and consolidated variable interest entities that were contributed into the joint ventures were deconsolidated, which resulted in a gain of $27 million during the first quarter of 2014. Our investments in UBBP consummated on February 27, 2014, and as a result, our share of ten months of equity income from UBBP is included in our accompanying consolidated statement of operations for the twelve months ended December 31, 2014.
Geographic Information: In 2014, 83% of our consolidated net sales were attributable to the United States. Canada accounted for 10% of our net sales, and other foreign countries accounted for the remaining 7%.
In 2014, UBBP's net sales were comprised of 34% to Australia, 21% to South Korea, 13% to China, 14% to Thailand, and other foreign countries accounted for the remaining 18%.

FINANCIAL INFORMATION
Consolidated net sales increased for the fifth consecutive year in 2014, up $154 million, or 4%, compared to 2013. We had an operating profit of $162 million in 2014 compared to $258 million in 2013. Operating profit in 2014 included, among other items, $48 million in a litigation settlement charge, $90 million in asset impairment charges and $15 million in a contract termination charge and loss on receivable offset by a $12 million gain on sale of a surplus property. Our income from continuing operations was $39 million, or $0.26 per diluted share, in 2014 compared to an operating income from continuing operations of $48 million, or $0.44 per diluted share, in 2013. As of December 31, 2014, we had $382 million of cash and cash equivalents and marketable securities compared with $952 million as of December 31, 2013. Our total liquidity was $673 million as of December 31, 2014 (including $291 million of borrowing availability under our revolving credit facility) compared to $1.266 billion as of December 31, 2013 (including $314 million of borrowing availability under our revolving credit facilities). Liquidity as of December 31, 2013 included the net proceeds of our $350 million notes offering completed in October 2013, which we used, together with cash on hand, to fund our investments in UBBP on February 27, 2014.
KEY STRATEGIES
We continue to focus on the following strategic priorities:

•	strengthen our core businesses;

•	diversify our earnings by expanding in select emerging markets and growing our adjacent product lines; and

•	differentiate USG from our competitors through innovation.
In line with our strategy to diversify our earnings, on February 27, 2014, we and certain of our subsidiaries formed the 50/50 joint ventures, UBBP, with Boral. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the "Territory"). The products that USG and Boral manufacture and distribute through UBBP include products for wall, ceiling, floor lining and exterior systems that utilize gypsum plasterboard, mineral fiber ceiling tiles, steel grid and studs, joint compound and other products. See Note 3 to the consolidated financial statements in Part II, Item 8 of this report for further information.
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
For the new residential construction market, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows a housing start by 90 to 120 days. Based on preliminary data reported by the U.S. Census Bureau, housing starts in the United States increased 8.7% in 2014 to 1,005,800 compared with 924,900 in 2013. This followed an 18.7% increase in 2013 compared with 2012. For December 2014, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau to be 1,089,000 units. While housing starts increased for the fifth consecutive year in 2014, they are still low by historical standards. Industry analysts believe that the recovery in new residential construction will continue, although the recovery over the next few years may be uneven and modest, and that over the longer term housing starts will begin to reach historical averages. Industry analysts’ forecasts for 2015 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 1,080,000 to 1,260,000 units, based upon the average of the bottom ten and top ten forecasts included in the report, respectively. We currently estimate that 2015 housing starts in the United States will be at the middle of the range of 1,000,000 to 1,200,000.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to the most recent construction market forecast from Dodge Data & Analytics (formerly known as McGraw Hill Construction), total floor space for which new nonresidential construction contracts were signed in the United States increased 5% in 2014 compared with 2013. This followed a 12% increase in 2013 compared with 2012 and a 11% increase in 2012 compared with 2011. Dodge Data & Analytics forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 11% in 2015 from the 2014 level. Dodge Data & Analytics's forecast includes several building types which do not generate significant demand for our products; therefore, we anticipate new nonresidential construction growth in our business sectors in 2015 compared to 2014 will be in the mid-single digits.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States decreased to approximately 4.93 million units in 2014, reflecting a 3% decrease from the 2013 level of 5.09 million units, which was a 9% increase from 2012. Even with the slight decrease in the current year, existing home sales and home resale values have contributed to an increase for our products from the residential repair and remodel market. We currently estimate that overall repair and remodel spending in 2014 increased approximately 1% over the 2013 level and that overall repair and remodel spending growth in 2015, compared to 2014, will be in the low- to mid-single digits.
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
We expect improvement over the next twelve months in the construction industries in our largest international markets, Canada and Mexico. Emerging markets, including those that are within the territory of our 50/50 joint ventures, UBBP, provide opportunities for our operations to serve the increasing demand for products in these regions. Although the rate of growth in certain emerging markets has slowed, we expect the growth in these markets to exceed the improvements in North America. We anticipate that the results from UBBP will enable us to dampen some of the future cyclicality in our business.
The housing and construction-based markets we serve are affected by broader economic issues such as employment, the availability of credit, lending practices, interest rates, availability of mortgage financing, income tax policy and consumer confidence and preference. An increase in interest rates, high levels of unemployment, restrictive lending practices, a decrease in consumer confidence or other adverse economic conditions could have a material adverse effect on our business, financial condition, operating results and cash flows. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns or financial concerns in the regions where we have operations may have a material adverse effect on our business, financial condition, results of operations and cash flows.
During the last several years, our results of operations have been adversely affected by the economic downturn and uncertainty in the financial markets. Although our Gypsum segment has improved with the modest recovery in residential housing over the last three years, it continues to be adversely affected by the low level of residential and other construction activity compared to historical averages. Our Distribution segment, which serves the residential and commercial markets, and our Ceilings segment, which primarily serves the commercial markets, have both showed some improvements, however, they continued to be adversely affected by the low levels of new commercial construction activity.
Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 21.8 billion square feet in 2014, up approximately 4% from 20.9 billion square feet in 2013.
U.S. Gypsum shipped 5.33 billion square feet of Sheetrock® brand gypsum wallboard in 2014, a 4% increase from 5.14 billion square feet in 2013. USG Sheetrock® Brand UltraLight Panels accounted for approximately 63% and 55% of that volume in 2014 and 2013, respectively. U.S. Gypsum’s share of the gypsum board market in the United States, which includes, for comparability, its shipments of Sheetrock® brand gypsum wallboard, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing, was approximately 26% in 2014, unchanged from 2013.
There is excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 32.8 billion square feet as of January 1, 2015. We estimate that the industry capacity utilization rate was approximately 74% and 73% during the fourth quarters of 2014 and 2013, respectively and approximately 66% and 64% during the full years 2014 and 2013, respectively. Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2015, but the magnitude of any increase will depend on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will experience a modest increase in 2015 compared to 2014. Despite our realization of improvement in our average wallboard selling price, we could experience pressure on gypsum wallboard selling prices and our gross margins at such low levels of capacity utilization. U.S. Gypsum recently implemented a price increase for wallboard with the new price being set for January 1, 2015 through October 31, 2015. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices. If we are unable to maintain our price increases, our net sales and operating profit may be materially and adversely impacted.

RESTRUCTURING, IMPAIRMENTS AND OTHER INITIATIVES
Since January 2007, we have temporarily idled or permanently closed approximately 3.8 billion square feet of our highest-cost wallboard, paper and other production facilities. We have eliminated approximately 4,830 salaried and hourly positions from 2007 to 2012. As part of our efforts to reduce the cost structure of our distribution business, we closed a total of 125 distribution branches during that same timeframe. During 2014, we recorded long-lived asset impairment charges of $30 million on certain manufacturing facilities and capitalized costs. Additionally, in 2014, we recorded long lived asset impairment charges of $60 million on two ocean vessels as a result of a terminated contract of affreightment with our trading partner who ceased operations in the fourth quarter. See Notes 13 and 14 to our consolidated financial statements in Item 8 of this report.
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

Consolidated Results of Operations

				Favorable (Unfavorable)
				2014 vs. 2013		2013 vs. 2012
(millions, except per-share data)	2014	2013	2012	$	%	$	%
Net sales	$3,724	$3,570	$3,224	$154	4%	$346	11%
Cost of products sold	3,070	2,989	2,829	(81)	(3)%	(160)	(6)%
Gross profit	654	581	395	73	13%	186	47%
Selling and administrative expenses	339	320	304	(19)	(6)%	(16)	(5)%
Litigation settlement charge	48	—	—	(48)	*	—	*
Long-lived asset impairment charges	90	—	8	(90)	*	8	100%
Contract termination charge and loss on receivable	15	—	—	(15)	*	—	*
Restructuring charges	—	3	10	3	100%	7	70%
Operating profit	162	258	73	(96)	(37)%	185	*
Income from equity method investments	35	1	—	34	*	1	*
Interest expense	(179)	(203)	(206)	24	12%	3	1%
Interest income	1	3	4	(2)	(67)%	(1)	(25)%
Gain on deconsolidation of subsidiaries and consolidated joint ventures	27	—	—	27	100%	—	*
Loss on extinguishment of debt	—	—	(41)	—	*	41	100%
Income (loss) from continuing operations before income taxes	46	59	(170)	(13)	(22)%	229	*
Income tax expense	(7)	(11)	(12)	4	36%	1	8%
Income (loss) from continuing operations	39	48	(182)	(9)	(19)%	230	*
Income (loss) from discontinued operations, net of tax	(1)	(2)	2	1	50%	(4)	*
Gain on sale of discontinued operations, net of tax	—	—	55	—	*	(55)	*
Net income (loss)	38	46	(125)	(8)	(17)%	171	*
Less: Net income (loss) attributable to noncontrolling interest	1	(1)	1	(2)	*	2	*
Net income (loss) attributable to USG	$37	$47	$(126)	$(10)	(21)%	$173	*
Diluted earnings (loss) per share - continuing operations	$0.26	$0.44	$(1.72)	$(0.18)		$2.16

* not meaningful
NET SALES
Consolidated net sales in 2014 increased $154 million, or 4%, compared with 2013. This was our fifth consecutive year-on-year increase. Net sales increased 6% for our Gypsum segment and 8% for our Distribution segment offset by a decrease of 10% for our Ceilings segment. The higher levels of net sales for Gypsum and Distribution primarily reflected increased selling prices and higher volume for USG Sheetrock® brand gypsum wallboard. The decrease in net sales for Ceilings primarily reflected the absence of net sales from our subsidiaries in Asia-Pacific, India, and Oman that were contributed to UBBP on February 27, 2014. Net sales for our Ceiling segment also decreased 2% due to lower volumes on ceiling tile and grid.
Consolidated net sales in 2013 increased $346 million, or 11%, compared with 2012. Net sales increased 14% for our Gypsum segment, 2% for our Ceilings segment and 9% for our Distribution segment. The higher levels of net sales for Gypsum and Distribution primarily reflected increased selling prices and higher volume for USG Sheetrock® brand gypsum wallboard. The higher level of net sales for Ceilings primarily reflected an increase in net sales for USG International and USG Interiors, primarily driven by higher selling prices for ceiling tile and grid and higher volume for ceiling grid.
GROSS PROFIT
Gross profit was $654 million in 2014, $581 million in 2013 and $395 million in 2012. The increase for both 2014 compared with 2013 and 2013 compared to 2012 was primarily due to higher selling prices for USG Sheetrock®.
As a percentage of net sales, gross profit was 17.6% in 2014, 16.3% in 2013 and 12.3% 2012. The increase for 2014 compared with 2013 and 2013 compared to 2012 was primarily driven by higher selling prices for USG Sheetrock®, as discussed above.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $339 million in 2014, $320 million in 2013 and $304 million in 2012. As a percentage of net sales, selling and administrative expenses remained consistent at 9.1% in 2014, 9.0% in 2013 and 9.4% in 2012.

LITIGATION SETTLEMENT CHARGE
In the third quarter of 2014, we recorded a litigation settlement charge of $48 million related to the settlement of the U.S. wallboard pricing class action lawsuit. See Note 22 to the consolidated financial statements in Part II, Item 8 of this report for additional detail.
LONG-LIVED ASSET IMPAIRMENT CHARGES
Long-lived asset impairment charges were $90 million in 2014 and $8 million in 2012. There were no impairment charges on long-lived assets in 2013. The charges in 2014 reflect the impairment of $30 million on certain manufacturing facilities and capitalized costs for the construction of future facilities, which we do not anticipate will be built within our planning horizon, and of $60 million on two vessels owned by Gypsum Transportation Limited (GTL). The charges in 2012 are primarily related to a change in estimate related to reclamation activities at our Windsor, Nova Scotia, Canada facility, which resulted in an increase in the related asset retirement obligation and the corresponding long-lived assets and a subsequent impairment of the long-lived assets. See Notes 13 and 14 to our consolidated financial statements in Part II, Item 8 of this report for additional information related to long-lived asset impairment.
CONTRACT TERMINATION CHARGE AND LOSS ON RECEIVABLE
In the fourth quarter of 2014, we recorded a charge of $15 million for contract costs related to a lease of an ocean vessel that will continue to be incurred over the remaining term without economic benefit to us and a loss on an uncollectible receivable owed to GTL by its trading partner. See Note 14 to the consolidated financial statements in Part II, Item 8 of this report for additional information.
RESTRUCTURING CHARGES
In prior years, we implemented restructuring activities and as a result, recorded restructuring charges of $3 million in 2013 and $10 million in 2012. There were no restructuring charges recorded in 2014. These charges in prior years primarily related to salaried workforce reductions. See Note 15 to the consolidated financial statements in Part II, Item 8 of this report for additional information related to restructuring charges and reserves.
INCOME FROM EQUITY METHOD INVESTMENTS
Income from equity method investments was $35 million in 2014 and $1 million in 2013. There was none in 2012. The increase from 2013 to 2014 primarily reflects income of $33 million attributable to our share of the income of UBBP.
INTEREST EXPENSE
Interest expense was $179 million in 2014, $203 million in 2013 and $206 million in 2012. Lower interest expense primarily reflects a decrease of $28 million due to the conversion of $325 million and $75 million of our 10% convertible senior notes into common stock in December 2013 and April 2014, respectively, and the repayment of $59 million of our 2014 Notes in August 2014. This decrease is partially offset by $15 million of additional interest expense related to our $350 million of 5.875% senior notes that were issued in October 2013.
Lower interest expense in 2013 primarily reflects (a) the conversion of $325 million of our 10% convertible senior notes into common stock in December 2013 resulting in a decrease of $3 million of interest expense, (b) a $3 million increase in the amount of interest capitalized (lower interest expense) in 2013 compared to 2012 due to higher capital expenditures, and (c) lower interest expense of $2 million due to the second quarter 2012 refinancing of our 9.75% senior notes and the related the issuance of the 7.875% senior notes. These decreases were offset by $3 million of interest expense from our October 2013 issuance of $350 million of 5.875% senior notes and a $2 million bridge loan commitment fee.
GAIN ON DECONSOLIDATION OF SUBSIDIARIES
In the first quarter of 2014, we recognized a gain of $27 million on the deconsolidation of subsidiaries as a result of our contribution of our wholly-owned subsidiaries in Singapore, India, Malaysia, New Zealand and Australia and our consolidated joint ventures in Oman into UBBP.
LOSS ON EXTINGUISHMENT OF DEBT
In the second quarter of 2012, we recorded a $41 million loss on the extinguishment of debt, including premiums, the write-off of unamortized debt discount and deferred financing fees, in connection with the tender offer and repurchase of our 9.75% senior notes.
INCOME TAX EXPENSE
Income tax expense was $7 million in 2014 compared with $11 million in 2013. Our effective tax rate in 2014 was 15.3%. Income tax expense in 2014 primarily reflects income taxes for certain foreign, state and local jurisdictions of $9 million, which includes $2 million of withholding taxes between foreign jurisdictions, offset by an income tax benefit of $2 million from accumulated other comprehensive income (loss) related to the settlement of a pension plan for which we recorded a $13 million charge in 2014.
Our income tax expense for 2013 was $11 million compared with $12 million in 2012. Our effective tax rate in 2013 was 18.6%. Income tax expense in 2013 primarily reflects income taxes for certain foreign, state and local jurisdictions of $14 million, including $6 million of withholding taxes on dividends between foreign jurisdictions, partially offset by an income tax benefit of $3 million recorded in the first quarter of 2013, which primarily related to the release of the valuation allowance against a portion of our alternative minimum tax, or AMT, credits. This change in the realizability of those credits was due to the enactment of the American Taxpayer Relief Act of 2012.
The effective tax rate based on our income (loss) from continuing operations was (7.1)% for 2012. Since recording a full valuation allowance against our federal and state deferred tax assets in 2009, the effective tax rate is generally lower than statutory rates as we do not record a tax benefit from our losses in any domestic jurisdiction.
GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF TAX
On December 27, 2012, we completed the sale of our European operations and received net proceeds of $73 million, resulting in a gain on the sale of $55 million net of tax. See further discussion in Note 4 to our consolidated financial statements included in Part II, Item 8 of this report.

Segment Results of Operations
GYPSUM
Net sales and operating profit (loss) for the businesses comprising our Gypsum segment were as follows:

				2014 vs. 2013		2013 vs. 2012
				Favorable (Unfavorable)		Favorable (Unfavorable)
(millions)	2014(a)	2013(b)	2012(c)	$	%	$	%
Net Sales:
United States	$1,920	$1,765	$1,520	$155	9%	$245	16%
Canada	344	348	336	(4)	(1)%	12	4%
Mexico / Latin America	195	197	183	(2)	(1)%	14	8%
Other **	86	89	63	(3)	(3)%	26	41%
Eliminations	(142)	(137)	(114)	(5)	(4)%	(23)	(20)%
Total	$2,403	$2,262	$1,988	$141	6%	$274	14%

Operating Profit (Loss):
United States	$192	$214	$84	$(22)	(10)%	$130	*
Canada	13	17	12	(4)	(24)%	5	42%
Mexico / Latin America	19	21	19	(2)	(10)%	2	11%
Other **	(55)	10	(5)	(65)	*	15	*
Eliminations	—	(1)	(1)	1	*	—	*
Total	$169	$261	$109	$(92)	(35)%	$152	*

*	Not meaningful

**	Includes our mining operation in Little Narrows, Nova Scotia, Canada and our shipping company

(a)
Operating profit in 2014 included a litigation charge of $48 million, which relates to the United States, long-lived asset impairment charges of $90 million, of which $30 million relates to United States and $60 million relates to Other, and contract termination charge and loss on receivable of $15 million, which relates to Other.

(b)	Operating profit in 2013 included restructuring charges of $3 million, which all related to United States, and pension settlement charges of $9 million, which primarily related to United States.

(c)
Operating profit in 2012 included restructuring charges of $8 million and long-lived asset impairment charges of $7 million. These charges included $9 million related to our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, $5 million related to U.S. Gypsum and $1 million related to CGC (Gypsum).

UNITED STATES - 2014 COMPARED WITH 2013
Net sales in 2014 increased $155 million, or 9%, compared with 2013. Net sales of USG Sheetrock® brand gypsum wallboard increased $91 million, or 11%, reflecting an 8% increase in average gypsum wallboard selling prices, which increased sales by $62 million, and a 4% increase in gypsum wallboard shipments, which contributed $29 million to net sales. Net sales of SHEETROCK® brand joint compound were up $16 million due to a 4% increase in volume and a 1% increase in selling prices. Net sales of DUROCK® brand cement board increased $6 million due to a 7% increase in volume offset by a 1% decrease in price. Net sales of other products, including freight, increased an aggregate of $45 million compared with 2013. Offsetting these increases are lower sales of FIBEROCK® brand gypsum fiber panels of $2 million primarily due to a 4% decrease in volume and a 2% decrease in price and an increase in sales discounts of $1 million due primarily to higher sales.
Operating profit was $192 million in 2014 and $214 million in 2013. The decrease of $22 million includes a litigation settlement charge of $48 million due to the settlement of the U.S. wallboard pricing class action lawsuit and impairment charges of $30 million related to certain manufacturing facilities and capitalized costs for the construction of future facilities, which we do not anticipate will be built within our planning horizon. The decrease also includes a $9 million charge from the mark-to-market of our natural gas hedges due to the decrease in natural gas price and additional cost and overhead expenses, including $16 million of employee related costs, $3 million of professional fees, $2 million in marketing costs, $3 million of depreciation and accretion, $4 million of freight charges, $3 million of other plant costs and $4 million of other miscellaneous costs. Offsetting these costs is an increase in gross profit of $78 million due to the following: (a) a gross profit increase of $68 million for USG Sheetrock® brand gypsum wallboard primarily due to higher volume and selling prices of 4% and 8%, respectively, partially offset by higher per unit costs of 1%, (b) a gross profit increase of $3 million for SHEETROCK® brand joint compound primarily due to higher volume of 4% and selling prices of 1%, partially offset by higher per unit costs of 1%, (c) a gross profit increase of $1 million for DUROCK® brand cement board primarily due to increased volume of 7% offset by decreased price of 1% and unchanged per unit costs, and (d) a gross profit increase of $7 million for our other gypsum products, offset by a decrease of $1 million in FIBEROCK® brand gypsum fiber panels due to the decreased volume of 4% and price of 2% offset by lower per unit costs of 1%. Also contributing to the offset of the increased costs were lower information technology costs of $1 million, the absence of a pension settlement charge of $9 million that was recorded in 2013 and a gain of $12 million on sale of surplus property.
New housing construction increased in 2014, resulting in increased demand for gypsum wallboard, as discussed above. U.S. Gypsum shipped 5.33 billion square feet of USG Sheetrock® brand gypsum wallboard in 2014, a 4% increase from 5.14 billion square feet in 2013. During 2014, USG Sheetrock® Brand UltraLight Panels accounted for 63% of all of our wallboard shipments in the United States. We estimate that industry capacity utilization rates averaged approximately 66% during 2014, while U.S. Gypsum’s capacity utilization rate averaged 56%.
Manufacturing costs per unit increased 1% for USG Sheetrock® brand gypsum wallboard in 2014 compared with 2013, due primarily to an increase of 6% for conversion costs primarily due to labor costs partially offset by lower man hour usage and 5% for energy due primarily to increased cost of energy in the first quarter due to colder than normal weather offset by per unit cost decreases of 6% for fixed costs reflecting favorable impact from higher volumes.
UNITED STATES - 2013 COMPARED WITH 2012
Net sales in 2013 increased $245 million, or 16%, compared with 2012. Net sales of USG Sheetrock® brand gypsum wallboard increased $170 million, or 27%, reflecting an 17% increase in average gypsum wallboard selling prices, which increased sales by $115 million and a 9% increase in gypsum wallboard shipments which raised sales by $55 million. Net sales of products other than USG Sheetrock® brand gypsum wallboard were $966 million in 2013, a 9% increase compared with 2012. Net sales of SHEETROCK® brand joint compound were up $22 million due to a 6% increase in volumes and a 1% increase in selling prices. Net sales of DUROCK® brand cement board increased $10 million due to a 10% increase in volume. The improvement in sales also included an increase in net sales for FIBEROCK® brand gypsum fiber panels of $4 million primarily due to a 17% increase in volume. Net sales of other products, including freight, increased an aggregate of $40 million compared with 2012.
Operating profit in 2013 increased $130 million compared with 2012 reflecting (a) a gross profit increase of $128 million for USG Sheetrock® brand gypsum wallboard primarily due to higher selling prices, (b) a gross profit increase of $4 million for SHEETROCK® brand joint compound primarily due to higher volume and selling prices, partially offset by higher per unit costs, (c) a gross profit increase of $3 million for DUROCK® brand cement board primarily due to the increased volume, (d) a gross profit increase of $2 million for FIBEROCK® brand gypsum fiber panels due to the increased volume and, to a lesser extent, a 2% decrease in per unit costs, and (e) a $1 million aggregate increase in gross profit for other product lines. Operating profit was also favorably impacted by a $3 million decrease in restructuring charges and a $5 million decrease in miscellaneous costs. These favorable variations were partially offset by $9 million of pension settlement charges, a $2 million increase in selling and administrative expenses and an $8 million gain in the prior year from the sale of surplus assets.
New housing construction increased in 2013, resulting in increased demand for gypsum wallboard, as discussed above. U.S. Gypsum shipped 5.14 billion square feet of USG Sheetrock® brand gypsum wallboard in 2013, a 9% increase from 4.72 billion square feet in 2012. During 2013, USG Sheetrock® Brand UltraLight Panels accounted for 55% of all of our wallboard shipments in the United States. We estimate that industry capacity utilization rates averaged approximately 64% during 2013, while U.S. Gypsum’s capacity utilization rate averaged 55%.
Manufacturing costs per unit increased 1% for USG Sheetrock® brand gypsum wallboard in 2013 compared with 2012, due primarily to per unit cost increases of 4% for conversion costs and 2% for raw materials, primarily due to gypsum and starch. These per unit cost increases were mostly offset by a per unit cost decrease of 3% for fixed costs, reflecting the favorable impact from higher volumes, and a per unit cost decrease of 1% for energy.
CANADA (GYPSUM)
Net sales in 2014 were $344 million compared to net sales in 2013 of $348 million. This decrease of $4 million includes an unfavorable impact of currency translation of $23 million due to the weakening of the Canadian Dollar to the US Dollar and an unfavorable change in cash discounts recorded of $1 million. Offsetting this decrease are $17 million of higher net sales for SHEETROCK® brand gypsum wallboard due to a 6% increase in volume offset by a 4% decrease in price, higher net sales of other non-wallboard products of $1 million and increased outbound freight of $2 million.
Operating profit was $13 million in 2014 compared with $17 million in 2013. This $4 million decrease reflects $2 million of lower gross profit for joint treatment products, $1 million of lower gross profit for other non-wallboard products and an unfavorable impact due to currency translation of $1 million.
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
MEXICO / LATIN AMERICA (GYPSUM)
Net sales for business in Mexico and Latin America were $195 million in 2014 compared with $197 million in 2013. The decrease of $2 million in sales includes an unfavorable impact due to currency translation of $7 million primarily due to the weakening of the Mexican Peso to the US Dollar and a decrease in gypsum wallboard of $6 million due to lower volumes in Mexico and a decrease in price in Latin America. Offsetting these decreases is a $2 million increase in DUROCK® due to increased volume and price, a $2 million increase in joint treatment due to increased volume and price, and a $7 million increase in other non-wallboard products due primarily to higher volume of industrial gypsum and FIBEROCK®.
Operating profit was $19 million in 2014 compared with $21 million in 2013. The decrease of $2 million includes unfavorable currency translation of $1 million. Also contributing to the decline in operating profit was a $4 million decrease in gypsum wallboard and a $1 million decrease in drywall steel. These declines were offset by a $1 million increase in joint treatment, a $2 million increase in DUROCK®, and a $1 million increase in other products. Selling and administrative expenses were unchanged year over year.
Comparing 2013 with 2012, net sales increased $14 million which included $2 million for joint treatment products, $6 million for framing products, and $3 million of other products offset by decreased sales of $2 million for gypsum wallboard, reflecting lower volume, partially offset by an increase in selling prices. Also increasing sales is a $4 million favorable impact of currency translation.
Operating profit for Mexico and Latin America was $21 million in 2013 compared with $19 million in 2012 reflecting a $2 million increase in operating profit for drywall steel, a $2 million increase in operating profit for other nonwallboard products and the favorable impact from currency translation of $1 million. These increases were partially offset by a decrease in operating profit of $1 million for cement board, an increase of $1 million in miscellaneous costs and an increase of $1 million in selling and administrative expenses.
OTHER
Other includes our shipping company (GTL) and our mining operation in Little Narrows, Nova Scotia, Canada. Net sales for these operations were $86 million in 2014 as compared to $89 million in 2013. The decrease of $3 million reflects a cancellation of a contract of affreightment by our shipping company in the fourth quarter due to its key trading partner ceasing operations. Operating profit decreased $65 million from operating income of $10 million in 2013 to an operating loss of $55 million in 2014. The decrease reflects a long-lived asset impairment charge of $60 million on two shipping vessels owned by GTL and a $15 million charge for contract costs related to a lease of an ocean vessel that will continue to be incurred over the remaining term without economic benefit to us and a loss on an uncollectible receivable owed to GTL by its trading partner This is offset by higher gross profit and lower selling and administrative expenses.
Net sales increased to $89 million in 2013 from $63 million in 2012. The increase is primarily attributable to an increase in volumes shipped by our shipping company. Operating profit of $10 million was recognized in 2013 compared with an operating loss of $5 million for 2012. The increase in operating profit in 2013 compared to 2012 was driven by the favorable impact of $7 million of higher operating profit from our shipping company, due to increased shipments, and $8 million of higher operating profit primarily due to long-lived asset impairment charges in 2012 related to our closed gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada.

CEILINGS
Net sales and operating profit for the businesses comprising our Ceilings segment were as follows:

				2014 vs. 2013		2013 vs. 2012
				Favorable (Unfavorable)		Favorable (Unfavorable)
(millions)	2014	2013(b)	2012(c)(d)	$	%	$	%
Net Sales:
United States	$464	$471	$460	$(7)	(1)%	$11	2%
USG International (a)	7	51	43	(44)	(86)%	8	19%
Canada	57	61	64	(4)	(7)%	(3)	(5)%
Mexico / Latin America	39	39	37	—	—%	2	5%
Eliminations	(54)	(54)	(46)	—	—%	(8)	(17)%
Total	$513	$568	$558	$(55)	(10)%	$10	2%

Operating Profit:
United States	$74	$81	$69	$(7)	(9)%	$12	17%
USG International (a)	—	(3)	1	3	100%	(4)	*
Canada	6	11	11	(5)	(45)%	—	—%
Mexico / Latin America	7	9	7	(2)	(22)%	2	29%
Total	$87	$98	$88	$(11)	(11)%	$10	11%

* not meaningful

(a)
USG International’s net sales and operating profit for the year ended December 31, 2014 include the results of our wholly-owned subsidiaries and consolidated joint ventures that were contributed to UBBP through February 27, 2014. The comparative periods include the results of those entities for the full year presented.

(b)	Operating profit for 2013 included a pension settlement charge of $2 million.

(c)	Operating profit for 2012 included long-lived asset impairment charges of $1 million related to United States.

(d)
As discussed in Note 4 to our consolidated financial statements in Item 8 of this report, our European business operations have been classified as discontinued operations; therefore, the table above and discussion below exclude the results of the European operations previously included in USG International.

UNITED STATES - 2014 COMPARED WITH 2013
Net sales for our domestic ceilings business decreased to $464 million in 2014, a $7 million, or 1%, decrease from $471 million in 2013. This decrease reflected lower sales of $7 million for ceiling grid and $2 million for other product lines offset by increased sales of $2 million for ceiling tile. The decrease in sales of ceiling grid was primarily attributable to an decrease in volume of 8%, or $12 million, offset by an improvement in average realized selling prices of 4%, which favorably affected sales by $5 million. The decrease in sales volume for ceiling grid reflects the impact of extreme weather conditions in the United States during the early part of 2014 and the unfavorable impact of higher sales related to demand pull-forward in the fourth quarter of 2013. The increase in sales of ceiling tile reflected higher average realized selling prices of 4%, which favorably affected sales by $9 million, partially offset by a 3% decrease in ceiling tile volume, which adversely affected sales by $7 million.
Operating profit of $74 million in 2014 was down $7 million, or 9%, The decrease in operating profit was attributable to a $3 million and $4 million decrease in gross profit for ceiling grid and ceiling tile, respectively, $2 million in plant costs and $6 million for miscellaneous and overhead costs. The decrease in gross profit for ceiling grid reflects a 8% decrease in volume and a 2% increase in per unit cost offset by a 4% increase in price. The decrease in gross profit for ceiling tile reflects a decrease in volume of 3% and an increase in per unit cost of 6% offset by an increase in price of 4%. The increase in per unit cost for both ceiling tile and grid reflect higher conversion and energy costs due to lower volume and seasonal gas usage and non-routine maintenance. Offsetting the decrease was the absence of $6 million of environmental charges and $2 million of pension settlement charges recorded in 2013.
UNITED STATES - 2013 COMPARED WITH 2012
Net sales for our domestic ceilings business increased to $471 million in 2013, an $11 million, or 2%, increase from $460 million in 2012. This increase was primarily due to higher average realized selling prices for ceiling tile and ceiling grid in addition to higher volume for ceiling grid, partially offset by lower volume for ceiling tile. Operating profit of $81 million was up $12 million, or 17%, compared with 2012, primarily due to a higher gross margin for ceiling grid and tile partially offset by the net impact of environmental charges accrued in 2013.

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
USG INTERNATIONAL
Net sales in 2014 for USG International were $7 million, a decrease of $44 million, or 86%, compared to 2013. As a result of our change in segments, as discussed above, prior to February 27, 2014 USG International consists only of the results of our wholly-owned subsidiaries in the Asia-Pacific region and India and our consolidated joint ventures in Oman that were contributed in February 2014 as part of our investments in UBBP. Therefore, results for USG International represent the net sales and operating profit (loss) for those entities for two months in 2014 and a full year for 2013. Results for our Latin America businesses, previously included within USG International, are now included in "Mexico / Latin America" within Gypsum or Ceilings, as applicable. Operating profit for USG International was $0 million in 2014 compared to a $3 million operating loss in 2013 which is also reflective of the contribution of our subsidiaries and consolidated joint ventures as part of our investments in UBBP.
Net sales in 2013 for USG International were $51 million, an increase of $8 million, or 19%, compared to 2012. The increase was primarily attributable to sales of SHEETROCK® brand gypsum wallboard in India as we entered this market in 2013 and increased sales of ceiling tile in the Asia-Pacific region. Operating profit for USG International decreased to an operating loss of $3 million in 2013 from an operating profit of $1 million in 2012 primarily reflecting higher selling and administrative expenses for miscellaneous costs associated with our previously wholly-owned joint ventures in Oman.
CANADA (CEILINGS)
Net sales in 2014 were $57 million, a decrease of $4 million, or 7%, compared with 2013. The decrease includes an unfavorable currency translation of $4 million due to the weakening of the Canadian Dollar as compared to the US Dollar. Net sales also included a decrease in ceiling grid sales of approximately $1 million offset by an increase of $1 million in outbound freight. Operating profit was $6 million in 2014 and $11 million in 2013, a decrease of $5 million, which primarily reflected increased costs and lower gross margins of $2 million for ceiling grid and $2 million for ceiling tile. The decrease also includes an unfavorable currency translation of $1 million. Selling and administrative expenses were unchanged from 2014 as compared to 2013.
Comparing 2013 with 2012, net sales decreased $3 million, or 5%, to $61 million. Lower sales were primarily driven by lower volumes, partially offset by higher average realized selling prices, and a $2 million unfavorable impact of currency translation. Operating profit was $11 million in 2013, unchanged from 2012 which primarily reflected higher average realized selling prices for ceiling tile and grid, an increase in gross profit for specialty ceilings and a decrease in miscellaneous costs, offset by lower volumes for ceiling tile and grid.
MEXICO / LATIN AMERICA (CEILINGS)
Net sales in 2014 were unchanged from 2013 at $39 million which reflects an increase of $1 million in ceiling grid due to increases in both volume and price offset by unfavorable currency translation of $1 million. Operating profit in 2014 decreased $2 million from $9 million in 2013. This decrease reflects increase cost for ceiling grid of approximately $2 million. Selling and administrative expenses remained unchanged from 2013 to 2014.
Net sales increased $2 million from 2012 to 2013 due primarily to increased sales for both ceiling tile and grid of $1 million and a favorable impact of currency translation of $1 million. Operating profit in 2013 increased $2 million from $7 million in 2012. The increase reflects higher gross margin on ceiling tile and grid of $1 million and a favorable impact of currency translation of $1 million.

DISTRIBUTION
Net sales and operating profit (loss) for our Distribution segment, which consists of L&W Supply, were as follows:

				2014 vs. 2013		2013 vs. 2012
				Favorable (Unfavorable)		Favorable (Unfavorable)
(millions)	2014	2013(a)	2012	$	%	$	%
Net sales	$1,345	$1,245	$1,145	$100	8%	$100	9%
Operating profit (loss)	16	6	(33)	10	*	39	*
* not meaningful

(a)	The operating profit for 2013 includes a $1 million reduction to previously accrued restructuring charges and $3 million of pension settlement charges.
L&W SUPPLY - 2014 COMPARED WITH 2013
Net sales in 2014 increased $100 million compared with 2013. Net sales of gypsum wallboard increased $60 million, or 14%, reflecting a 8% increase in average gypsum wallboard selling prices and a 6% increase in gypsum wallboard shipments. The improvement also included an increase of $11 million, or 5%, for ceilings products, $6 million, or 2%, for metal products, $5 million, or 8%, for joint treatment products, and $18 million, or 7%, for other products. Same-location net sales for 2014 were up 7% compared with 2013.
Operating profit was $16 million in 2014 compared with $6 million in 2013. The improvement of $10 million was primarily attributed to an increase in gross profit of $10 million, or 5%, for gypsum wallboard due to an increase in volume and selling price partially offset by an increase in cost. Also increasing operating profit is a reimbursement of $2 million with Knauf Plasterboard for Chinese wallboard claims and the absence of $3 million of pension settlement charges offset by other overhead costs of $5 million. As a percentage of sales, selling and administrative expenses remained at 1%.
L&W SUPPLY - 2013 COMPARED WITH 2012
Net sales in 2013 increased $100 million compared with 2012. Net sales of gypsum wallboard increased $75 million, or 21%, reflecting a 17% increase in average gypsum wallboard selling prices, which favorably affected sales by $62 million, and a 4% increase in gypsum wallboard shipments, which favorably affected sales by $13 million. The improvement also included an increase of $6 million, or 12%, for joint treatment products. Net sales decreased $3 million, or 1%, for construction metal products and $7 million, or 3%, for ceilings products. Net sales of all other products increased $30 million, or 12%. Same-location net sales for 2014 were up 12% compared with 2012.
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
L&W SUPPLY - DISTRIBUTION BRANCHES
As of December 31, 2014, L&W Supply served its customers from 145 distribution branches in the United States. It operated 143 branches as of December 31, 2013 and 142 branches as of December 31, 2012. During the economic downturn, L&W Supply focused on reducing its cost structure and optimizing utilization of its personnel and assets. As part of L&W Supply's efforts to reduce its cost structure, it closed a total of 125 distribution branches from January 1, 2007 through December 31, 2012. The closures were widely dispersed throughout the markets that L&W Supply serves. In 2014 and 2013, no distribution branches were closed. Two new branches were opened in 2014, and one new branch was opened in 2013.
USG BORAL BUILDING PRODUCTS
UBBP is the 50/50 joint ventures with Boral and is accounted for as equity method investments. Our investments commenced on February 27, 2014, and as a result, our share of ten months of equity income from UBBP is included in our accompanying consolidated statement of operations for the year ended December 31, 2014. See Note 3 to our consolidated financial statements included in Part II, Item 8 of this report. Income from equity method investments in our consolidated statement of operations for the year ended December 31, 2014 included $33 million representing our share of the net income of UBBP. Our income from equity method investments for the year ended December 31, 2014 included approximately $2 million, net of tax, of costs representing our share of UBBP's restructuring charges.

For the ten month period from February 27, 2014 to December 31, 2014, net sales for UBBP were $927 million, plasterboard shipments were 3.83 billion square feet, operating profit was $95 million and net income attributable to UBBP was $67 million. UBBP's results included sales from the launch of USG Boral Sheetrock®, which leverages the technology in USG Sheetrock®, in Australia, South Korea and Thailand. UBBP is able to sell USG Boral Sheetrock® at a premium price and, in some markets, conversion rates have surpassed 10%. Net sales in Asia and Australasia made up approximately 65% and 35%, respectively, of total net sales for UBBP. Net sales in China, Indonesia, South Korea and Thailand represented approximately 83% of Asia's net sales and plasterboard revenue accounted for approximately 70% of Asia's net sales. Net sales in Australia represented almost all of Australasia's net sales. Results for UBBP included $7 million ($5 million, net of tax) of restructuring costs incurred in the second quarter of 2014.
CORPORATE
Operating expenses for Corporate were $109 million in 2014, $93 million in 2013 and $82 million in 2012. The increase in expenses in 2014 compared to 2013 primarily reflected a pension settlement charge of $13 million recorded in 2014 for our previously frozen pension plan at our subsidiary in the U.K. compared to a $1 million settlement charge recorded in 2013 for the U.S. plan. Also impacting operating expenses for Corporate are increases in stock compensation expense related to higher fair value of awards on grant date and in expenses related to upgrades to our information technology which are offset by a decrease in incentive compensation.
The increase in operating expenses from $82 million in 2012 to $93 million in 2013 of reflects an increase in marketing expenses resulting from our new brand roll-out and a higher level of expenses related to upgrades to our information technology.

Liquidity and Capital Resources
LIQUIDITY
As of December 31, 2014, we had $382 million of cash and cash equivalents and marketable securities compared with $952 million as of December 31, 2013. Our total liquidity was $673 million as of December 31, 2014 (including $291 million of borrowing availability under our credit facility in the United States and Canada) compared to $1.266 billion as of December 31, 2013 (including $314 million of borrowing availability under our credit facilities in the United States, Canada and Oman). The decrease in total liquidity was primarily attributable to our $560 million cash outflow for our investments in UBBP.
We invest in cash equivalents and marketable securities pursuant to an investment policy that has preservation of principal as its primary objective. The policy includes provisions regarding diversification, credit quality and maturity profile that are designed to minimize the overall risk profile of our investment portfolio. The securities in the portfolio are subject to normal market fluctuations. See Note 5 to the consolidated financial statements in Part II, Item 8 of this report for additional information regarding our investments in marketable securities.
Total debt, as of December 31, 2014, consisted of senior notes, industrial revenue bonds, and outstanding borrowings under our ship mortgage facility, and, as of December 31, 2013, our convertible senior notes and our Oman joint ventures' credit facilities. Total debt amounted to $2.209 billion ($2.210 billion in aggregate principal amount less $1 million of unamortized original issue discount) as of December 31, 2014 and $2.355 billion ($2.359 billion in aggregate principal amount less $4 million of unamortized original issue discount) as of December 31, 2013. As of December 31, 2014 and during the year then ended, there were no borrowings under our revolving credit facility. See Note 7 to the consolidated financial statements in Part II, Item 8 of this report for additional information about our debt.
On October 22, 2014, we amended and restated our credit facility in order to, among other things, join CGC as a party and to increase the maximum borrowing limit under the credit agreement from $400 million to $450 million (including a $50 million borrowing sublimit for CGC). As amended and restated, the credit agreement allows for the borrowing of revolving loans and issuance of letters of credit (up to a maximum of $200 million at any time outstanding, in aggregate) to USG and its subsidiaries. The credit agreement contains two borrowing bases, one determined by reference to the trade receivables and inventory of USG and the U.S. guarantors (the “U.S. Borrowing Base”) and one determined by reference to the trade receivables and inventory of CGC and certain Canadian subsidiaries (the “Canadian Borrowing Base”). Pursuant to the credit agreement, the maximum principal amount of revolving loans and letters of credit that may be borrowed by and/or be issued in favor of USG at any time (the total amount outstanding at any time, the “U.S. Revolving Exposure”) may not exceed the lesser of (1) $450 million, as such mount may be increased in accordance with the credit facility, the "Revolving Commitment" (less the sum of the outstanding principal balance of the revolving loans and letters of credit made and/or issued to or for the account of CGC at such time, such sum being the “Canadian Revolving Exposure”) and (2) the excess of (a) the U.S. Borrowing Base minus (b) the amount, if any, by which of the Canadian Revolving Exposure exceeds the Canadian Borrowing Base at such time. The maximum principal amount of revolving loans and letters of credit that may be borrowed by and/or be issued in favor of CGC at any time may not exceed the lesser of (1) $50 million and (2) the sum of the Canadian Borrowing Base, plus the U.S. Borrowing Base, minus the U.S. Revolving Exposure at such time. At no time may the sum of the U.S. Revolving Exposure and the Canadian Revolving Exposure exceed the U.S. Revolving Exposure.
USG's obligations under the credit facility are guaranteed by USG and its significant domestic subsidiaries and secured by their and USG’s trade receivables and inventory. CGC's obligations under the credit facility are secured by trade receivables and inventory of certain subsidiaries. The credit facility matures on October 22, 2019 unless terminated earlier in accordance with its terms. The credit facility is available to fund working capital needs and for other general corporate purposes.
The credit agreement contains a financial covenant that would require us to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 if the excess of the availability (as defined in the credit agreement) is less than an amount equal to 10% of the lesser of (a) the aggregate revolving commitment at such time and (b) the aggregate borrowing base at such time. We would be required to continue to comply with such financial covenant until the availability under the credit agreement exceeds such minimum threshold for 30 consecutive calendar days thereafter. As of December 31, 2014, our fixed charge coverage ratio was 1.18-to-1.0. Because we currently satisfy the required fixed charge coverage ratio, we are not required to maintain a minimum borrowing availability under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility were approximately $291 million.

CASH FLOWS
The following table presents a summary of our cash flows:

(millions)	2014	2013	2012
Net cash provided by (used for):
Operating activities - Continuing operations	$173	$80	$68
Investing activities - Continuing operations	(683)	(157)	138
Financing activities - Continuing operations	(66)	350	(38)
Discontinued operations	(1)	(2)	9
Effect of exchange rate changes on cash	(5)	(7)	4
Net increase (decrease) in cash and cash equivalents	$(582)	$264	$181
Operating Activities: Higher cash flows from operating activities in 2014 compared to 2013 primarily reflected improved gross profit in 2014 offset by higher cash outflows for working capital of receivables, inventory, payables and accrued expenses. As of December 31, 2014, working capital (current assets less current liabilities) amounted to $589 million, and the ratio of current assets to current liabilities was 2.05-to-1. As of December 31, 2013, working capital, which included the working capital of our wholly-owned subsidiaries and consolidated joint ventures that were contributed to UBBP, amounted to $1.132 billion, and the ratio of current assets to current liabilities was 2.99-to-1. Higher working capital at December 31, 2013 includes the net proceeds of $344 million received for the October 2013 issuance of 5.875% senior notes as described in Financing Activities below.
Higher cash flows from operating activities in 2013 compared to 2012 primarily reflected stronger operating results in 2013, partially offset by higher cash outflows for working capital. As of December 31, 2013, working capital (current assets less current liabilities) amounted to $1.132 billion, and the ratio of current assets to current liabilities was 2.99-to-1. As of December 31, 2012, working capital amounted to $776 million, and the ratio of current assets to current liabilities was 2.41-to-1.
Investing Activities: Net cash used for investing activities in 2014 was $683 million compared to $157 million during 2013. The primary drivers of the $526 million variation included (a) a $560 million outflow for our investments in UBBP, consisting of $500 of million of base price, $15 million of customary estimated working capital and net debt adjustments, $22 million of transaction costs, and $23 million of cash held by the wholly-owned subsidiaries that we contributed to UBBP; (b) an increase in the cash inflow due to the net proceeds of asset dispositions of $16 million primarily due to the sale of a surplus property; and (c) an increase in the outflow of capital expenditures of $8 million, to $132 million in 2014 compared with $124 million in 2013.
Net cash used for investing activities in 2013 was $157 million compared to net cash provided by investing activities of $138 million during 2012. The primary drivers of the $295 million variation included (a) a $165 million difference between a net cash outflow in 2013 of $11 million for purchases of marketable securities, net of sale or maturities, compared with a net cash inflow in 2012 of $154 million from the sales or maturities of marketable securities, net of purchases; (b) net proceeds of $73 million from the sale of our European businesses in the fourth quarter of 2012; and (c) an increase in capital expenditures of $54 million, to $124 million in 2013 compared with $70 million in 2012.
Financing Activities: The net cash used for financing activities in 2014 primarily reflected the repayment of $59 million of principal balance of our 9.75% senior notes and the expenses paid for the amendment of our credit facility as discussed above. The net cash provided by financing activities in 2013 reflected the net proceeds of $344 million from the October 2013 issuance of $350 million of 5.875% senior notes and $11 million of borrowings under the credit facilities of our Oman consolidated joint ventures.
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

LIQUIDITY OUTLOOK
In 2015, we plan to spend approximately $100 million on capital expenditures in the normal course of our business. We expect to fund these capital expenditures with cash from operations or cash on hand, and, if determined to be appropriate and available, borrowings under our revolving credit facilities.
Estimated future spending on approved capital expenditures for the replacement, modernization and expansion of operations totaled $96 million as of December 31, 2014 compared with $307 million as of December 31, 2013.
Interest payments are expected to decrease to approximately $167 million in 2015 compared with $175 million in 2014 primarily due to the conversion of $75 million of our 10% convertible senior notes in April 2014, the repayment of our 9.75% senior notes in August 2014, and lower fees from our amended credit facility. In 2015, we will pay approximately $4 million in debt payments under our ship mortgage facility that is classified as current portion of long term debt on our balance sheet. We have no term debt maturities until 2016.
Our undistributed foreign earnings as of December 31, 2014 are considered permanently reinvested. The amount of cash and cash equivalents held by our foreign subsidiaries was $107 million as of December 31, 2014. Any repatriation of these funds to the U.S. would have an immaterial impact on our current tax rate due to our substantial net operating loss, or NOL, carryforwards and related valuation allowance.
We believe that cash, cash equivalents, and marketable securities on hand, cash available from future operations and our credit facility will provide sufficient liquidity to fund our operations for at least the next 12 months. Cash requirements include, among other things, capital expenditures, working capital needs, employee retirement plans funding, debt amortization and other contractual obligations.
From February 27, 2014 through December 31, 2014, UBBP was funded from its net cash flows from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund. UBBP is targeting the distribution of 50% of combined after tax profits to USG and Boral; provided, however, that UBBP will not pay dividends if such payments are, among other things, restricted pursuant to the terms of the credit facilities maintained by UBBP, inconsistent with the then-applicable strategic plan, or illegal. We expect UBBP will begin to distribute cash dividends in 2015.
Realization of Deferred Tax Asset
As of December 31, 2014, we had federal NOL carryforwards of approximately $1.898 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $46 million that are available to reduce future regular federal income taxes over an indefinite period. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire in 2015.
As of December 31, 2014, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $244 million, of which $1 million will expire in 2015. The remainder will expire if unused in years 2016 through 2033. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of December 31, 2014 against a portion of which we have historically maintained a valuation allowance.
During the year ended December 31, 2014, we increased our valuation allowance by $28 million which resulted in a deferred tax asset valuation allowance of $1.023 billion as of December 31, 2014. The increase in the valuation allowance primarily related to the increase in deferred tax assets for pension and other post retirement accounts. The valuation allowance has no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
See Note 17 to the consolidated financial statements in Part II, Item 8 for additional information regarding income tax matters.

Contractual Obligations and Other Commitments
As of December 31, 2014, our contractual obligations and commitments were as follows:

	Payments Due by Period
(millions)	Total	2015	2016 - 2017	2018 - 2019	Thereafter
Debt obligations (a)	$2,210	$6	$515	$850	$839
Other long-term liabilities (b)	631	11	13	17	590
Interest payments (c)	847	165	299	164	219
Purchase obligations (d)	505	132	205	54	114
Capital expenditures (e)	94	89	5	—	—
Operating leases	292	69	111	70	42
Unrecognized tax benefits (f)	22	4	—	—	18
Litigation settlement (g)	48	48
Earnout payment (h)	75	—	25	50	—
Total	$4,724	$524	$1,173	$1,205	$1,822

(a)	Excludes debt discount of $1 million.

(b)
Other long-term liabilities primarily consist of asset retirement obligations that principally extend over a 50-year period. The majority of associated payments are due toward the latter part of that period.

(c)	Reflects estimated interest payments on debt obligations as of December 31, 2014.

(d)	Purchase obligations primarily consist of contracts to purchase energy, certain raw materials and finished goods.

(e)	Reflects estimates of future spending on active capital projects that were approved prior to December 31, 2014 but were not completed by that date.

(f)	Reflects estimated payments (if required) of gross unrecognized tax benefits.

(g)	Reflects settlement of the U.S. wallboard pricing class action lawsuit

(h)
Reflects contractual earnout payments for our investments in UBBP of $25 million based on performance during the first three years after closing and up to $50 million based on performance during the first five years after closing. See discussion of accounting for these earnouts in Note 3 to the consolidated financial statements in Part II, Item 8 of this report.

The table above excludes liabilities related to both our defined benefit pension plans and postretirement benefits (retiree health care and life insurance). For 2014, our defined benefit pension plans had no minimum funding requirements under the Employee Retirement Income Security Act of 1974. We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $67 million to our pension plans in 2015. We voluntarily provide postretirement benefits for eligible employees and retirees. The portion of benefit claim payments we made in 2014 was $12 million. See Note 10 to the consolidated financial statements in Part II, Item 8 for additional information on future expected cash payments for pension and other postretirement benefits.
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
Legal Contingencies
We are named as defendants in litigation arising from our operations, including lawsuits arising from the operation of our vehicles and lawsuits arising from product performance or warranties, personal injury, and commercial disputes. USG Corporation, United States Gypsum Company, and CGC Inc. have also been named as defendants in class action lawsuits alleging that North American wallboard manufacturers conspired to fix the price of wallboard sold in the United States and Canada. In October 2014, we entered into a settlement agreement in principle with the attorneys representing the direct and indirect purchaser plaintiff classes in the U.S. wallboard pricing lawsuits, which name USG Corporation and United States Gypsum Company as defendants. In the first quarter of 2015, we executed final settlement agreements. We will file the final settlement agreements with the Court for its approval. Assuming the settlements are approved by the Court, USG will pay a maximum of $48 million to resolve the U.S. direct and indirect purchaser cases. We recorded a $48 million charge in the third quarter of 2014 related to this settlement. If we are unable to settle the U.S. litigation under the terms set forth in the settlement agreements, or at all, there can be no assurance that the outcome of these lawsuits will not have a material effect on our business, financial condition, operating results or cash flows. The settlement does not include the Canadian lawsuits to which

CGC is a party. At this stage of the Canadian lawsuits, we are not able to estimate the amount, if any, of any reasonably possible loss or range of reasonably possible losses. We believe, however, that these Canadian lawsuits will not have a material effect on our results of operations, financial position, or cash flows.
We have also been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. We believe that we have appropriately accrued for our potential liability in connection with these matters, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. We do not currently expect these matters to have a material effect upon our results of operations, financial position or cash flows. See Note 22 to the consolidated financial statements in Part II, Item 8 of this report for additional information regarding litigation matters. See, also, Part I, Item 1A, Risk Factors, for information regarding the possible effects of environmental laws and regulations on our businesses.
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
See Notes 13 and 14 to our consolidated financial statements in Part II, Item 8 of this report for discussion of asset impairments during the years ended 2014, 2013 and 2012. On a segment basis, all of the permanently closed and temporarily idled wallboard, quarry, ship loading and paper facilities, ocean vessels and related long-lived asset impairment charges during the years ended 2014, 2013 and 2012 related primarily to our Gypsum segment. As of December 31, 2014, the total carrying value of net property, plant and equipment for the Gypsum segment was $1.681 billion.
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

		Increase (Decrease) in
Assumptions	Percentage Change	2015 Net Annual Benefit Cost	2014 Projected Benefit Obligation
Pension Benefits:
Discount rate	0.5% increase	$(9)	$(101)
Discount rate	0.5% decrease	10	114
Expected return on plan assets	0.5% increase	(6)	N/A
Expected return on plan assets	0.5% decrease	6	N/A
Postretirement Benefits:
Discount rate	0.5% increase	$—	$(10)
Discount rate	0.5% decrease	1	11
Compensation increase rates are based on historical experience and anticipated future management actions. Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality rates.
We developed health care cost trend rate assumptions based on historical cost data and an assessment of likely long-term trends. Effective January 1, 2011, we made modifications to our U.S. postretirement health care plan to limit the increase in the annual amount we pay for retiree health care coverage for certain current and future retirees to 3%. Any additional increase will be the responsibility of plan participants. In 2011 and in April 2014, we amended our U.S. postretirement benefit plan to require retiree medical plan participants to begin purchasing individual coverage in the Affordable Insurance Exchanges or individual Medicare marketplace beginning January 1, 2016 using a company-funded subsidy based upon years of service at retirement. After January 1, 2016, due to the 2011 and 2014 amendments to the U.S. postretirement health care plan, we do not expect to have a material exposure to health care cost inflation for the U.S. plan.
Results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the net benefit cost of future periods. The sensitivity of assumptions reflects the impact of changing one assumption at a time and is specific to conditions at the end of 2014. Economic factors and conditions could affect multiple assumptions simultaneously, and the effects of changes in assumptions are not necessarily linear.
See Note 10 to our consolidated financial statements in Part II, Item 8 of this report for additional information regarding costs, plan obligations, plan assets and discount rate and other assumptions, including the health care cost trend rate.

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
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed periodically. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives. A history of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment, and we are required to have a policy regarding the duration of the threshold period. If a cumulative loss threshold is met, forecasts of future profitability may not be used as positive evidence related to the realization of the deferred tax assets in the assessment. Consistent with practices in the home building and related industries, we have a policy of four years as our threshold period for cumulative losses.
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
See Note 17 to our consolidated financial statements in Part II, Item 8 of this report for additional information on deferred income taxes and valuation allowances.
Recently Issued Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements, to the consolidated financial statements in Part II, Item 8 of this report for information related to new accounting standards.

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

•
our ability to successfully operate USG Boral Building Products, including risks that our joint ventures partner, Boral, may not fulfill its obligations as an investor or may take actions that are inconsistent with our objectives;

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
We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond three years.
COMMODITY PRICE RISK
We use natural gas swap and option contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a significant portion of our anticipated purchases of natural gas is hedged for 2015. The aggregate notional amount of these hedge contracts in place as of December 31, 2014 was 26 million mmBTUs. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of these contracts was a $25 million unrealized loss as of December 31, 2014.
A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of December 31, 2014 was $9 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $72 million as of December 31, 2014, and they mature by June 30, 2016. The fair value of these contracts was an $3 million unrealized gain as of December 31, 2014.
A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of December 31, 2014 was $8 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of December 31, 2014, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.
A sensitivity analysis was also prepared to estimate the potential change in fair value of our marketable securities portfolio assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in fair value of our marketable securities as of December 31, 2014 would be approximately $1 million.
See Notes 1 and 8 to the consolidated financial statements in Part II, Item 8 for additional information regarding our financial exposures.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

USG CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except share and per-share data)	Years Ended December 31,
	2014	2013	2012
Net sales	$3,724	$3,570	$3,224
Cost of products sold	3,070	2,989	2,829
Gross profit	654	581	395

Selling and administrative expenses	339	320	304
Litigation settlement charge	48	—	—
Long-lived asset impairment charges	90	—	8
Contract termination charge and loss on receivable	15	—	—
Restructuring charges	—	3	10
Operating profit	162	258	73

Income from equity method investments	35	1	—
Interest expense	(179)	(203)	(206)
Interest income	1	3	4
Gain on deconsolidation of subsidiaries and consolidated joint ventures	27	—	—
Loss on extinguishment of debt	—	—	(41)
Income (loss) from continuing operations before income taxes	46	59	(170)

Income tax expense	(7)	(11)	(12)
Income (loss) from continuing operations	39	48	(182)

Income (loss) from discontinued operations, net of tax	(1)	(2)	2
Gain on sale of discontinued operations, net of tax	—	—	55

Net income (loss)	38	46	(125)

Less: Net income (loss) attributable to noncontrolling interest	1	(1)	1

Net income (loss) attributable to USG	$37	$47	$(126)

Earnings per common share - basic:
Income (loss) from continuing operations	$0.27	$0.45	$(1.72)
Income (loss) from discontinued operations	(0.01)	(0.02)	0.53
Net income (loss)	$0.26	$0.43	$(1.19)

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.26	$0.44	$(1.72)
Income (loss) from discontinued operations	(0.01)	(0.02)	0.53
Net income (loss)	$0.25	$0.42	$(1.19)

Average common shares	141,722,616	108,891,703	106,382,934
Average diluted common shares	144,296,316	111,434,543	106,382,934
See accompanying Notes to Consolidated Financial Statements

USG CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(millions)	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$38	$46	$(125)

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Gain (loss) on derivatives qualifying as cash flow hedges, net of tax of $0	(15)	4	(5)
Less: Reclassification adjustment for gain (loss) on derivatives included in net income, net of tax of $0	4	1	(9)
Derivatives qualifying as cash flow hedges, net of tax (benefit) of $0	(19)	3	4

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax (benefit) of ($2), $10 and ($7), respectively	(272)	247	(81)
Less: Amortization of prior service benefit (cost) included in net periodic pension cost, net of tax (benefit) of ($1), ($2) and ($1), respectively	(2)	(24)	1
Pension and postretirement benefits, net of tax (benefit) of ($1), $12 and $(6), respectively	(270)	271	(82)

Foreign currency translation:
Changes in foreign currency translation, net of tax of $0	(68)	(17)	22
Less: Translation gains realized upon sale of foreign entities, net of tax of $0	5	—	3
Foreign currency translation, net of tax of $0	(73)	(17)	19

Other comprehensive income (loss), net of tax	(362)	257	(59)

Comprehensive income (loss)	$(324)	$303	$(184)

See accompanying Notes to Consolidated Financial Statements

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions, except share and per share data)		As of December 31,
		2014	2013
Assets
Current Assets:
Cash and cash equivalents		$228	$810
Short-term marketable securities		96	82
Restricted cash		1	5
Receivables (net of reserves: 2014 - $22; 2013 - $12)		404	369
Inventories		329	332
Income taxes receivable		3	3
Deferred income taxes		43	52
Other current assets		48	47
Total current assets		1,152	1,700
Long-term marketable securities		58	60
Property, plant and equipment, net		1,908	2,103
Deferred income taxes		19	17
Equity method investments		735	73
Other assets		122	168
Total assets		$3,994	$4,121

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable		$290	$284
Accrued expenses		220	216
Current portion of long-term debt		4	63
Income taxes payable		1	5
Litigation settlement accrual		48	—
Total current liabilities		563	568

Long-term debt		2,205	2,238
Long-term debt - related party		—	54
Deferred income taxes		61	66
Pension and other postretirement benefits		491	277
Other liabilities		266	256
Total liabilities		3,586	3,459
Stockholders’ Equity:
Preferred stock	– $1 par value, authorized 36,000,000 shares; outstanding - none	—	—
Common stock	– $0.10 par value; authorized 200,000,000 shares; issued: 2014 - 144,768,000 shares; 2013 - 137,314,000 shares	14	14
Additional paid-in capital		3,014	2,920
Accumulated other comprehensive income (loss)		(338)	24
Retained earnings (accumulated deficit)		(2,283)	(2,320)
Stockholders' equity of parent		407	638
Noncontrolling interest		1	24
Total stockholders’ equity including noncontrolling interest		408	662
Total liabilities and stockholders’ equity		$3,994	$4,121
See accompanying Notes to Consolidated Financial Statements

USG CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(millions)	2014	2013	2012
Operating Activities
Net income (loss)	$38	$46	$(125)
Less: Income (loss) from discontinued operations, net of tax	(1)	(2)	2
Less: Gain on sale of discontinued operations, net of tax	—	—	55
Income (loss) from continuing operations	39	48	(182)

Adjustments to reconcile income (loss) from continuing operations to net cash:
Depreciation, depletion, and amortization	154	155	156
Loss on extinguishment of debt	—	—	41
Litigation settlement charge	48	—	—
Long-lived asset impairment charges	90	—	8
Contract termination charge and loss on receivable	15	—	—
Share-based compensation expense	21	19	17
Deferred income taxes	4	2	4
Provision for bad debt	1	—	7
Gain on asset dispositions	(12)	(1)	(8)
Income from equity method investments	(35)	(1)	—
Pension settlement	13	16	—
Gain on deconsolidation of subsidiaries and consolidated joint ventures	(27)	—	—
(Increase) decrease in working capital:
Receivables	(49)	(44)	6
Income taxes receivable	3	(1)	6
Inventories	(9)	(28)	(12)
Other current assets	2	(4)	5
Payables	10	(4)	27
Accrued expenses	(12)	(23)	14
(Increase) decrease in other assets	3	(6)	1
Decrease in pension and other postretirement benefits	(55)	(63)	(16)
Decrease in other liabilities	(13)	(6)	(5)
Other, net	(18)	21	(1)
Net cash provided by operating activities - continuing operations	173	80	68
Investing Activities
Purchases of marketable securities	(204)	(205)	(137)
Sales or maturities of marketable securities	190	194	291
Capital expenditures	(132)	(124)	(70)
Acquisition of mining rights	—	(17)	(16)
Net proceeds from asset dispositions	16	2	14
Net proceeds from sale of business	—	—	73
Investments in joint ventures, including $23 million of cash of contributed subsidiaries in 2014	(560)	(5)	(14)
Loans to joint ventures	—	—	(4)
Insurance proceeds	3	2	—
Return (deposit) of restricted cash	4	(4)	1
Net cash (used for) provided by investing activities - continuing operations	(683)	(157)	138
Financing Activities
Issuance of debt	3	361	248
Repayment of debt	(63)	(4)	(283)
Payment of debt issuance fees	(3)	(6)	(5)
Loan from venture partner	—	4	4
Issuances of common stock	4	4	4
Repurchases of common stock to satisfy employee tax withholding obligations	(7)	(9)	(6)
Net cash (used for) provided by financing activities - continuing operations	(66)	350	(38)

(continued on the next page)

USG CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
(millions)	2014	2013	2012
Net cash (used for) provided by operating activities - discontinued operations	(1)	(2)	10
Net cash used for investing activities - discontinued operations	—	—	(1)
Effect of exchange rate changes on cash	(5)	(7)	4
Net increase (decrease) in cash and cash equivalents	(582)	264	181
Cash and cash equivalents at beginning of period	810	546	365
Cash and cash equivalents at end of period	$228	$810	$546

Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$172	$192	$200
Income taxes paid, net of refunds received	7	10	1

Noncash Investing and Financing Activities:
Amount in accounts payable for capital expenditures	15	13	10
Contribution of wholly-owned subsidiaries and joint venture investments as consideration for investments in USG Boral Building Products	121	—	—
Conversion of $75 million and $325 million, respectively, of 10% convertible senior notes due 2018, net of discount	(73)	(314)	—
Issuance of common stock upon conversion of debt	75	313	—
Acceleration of deferred financing fee amortization to additional paid-in capital	—	1	—
Accrued interest on debt conversion	(2)	—	—
See accompanying Notes to Consolidated Financial Statements

USG CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(millions, except share data)	Common Shares Issued (000)	Treasury Shares (000)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Non-controlling Interest	Total
Balance as of January 1, 2012	105,329	—	$10	$—	$2,561	$(2,241)	$(174)	$156	$—	$156
Net loss						(126)		(126)	1	(125)
Other comprehensive loss							(59)	(59)		(59)
Share-based compensation					17			17		17
Stock issuances	2,522	—	1	6	17			24		24
Repurchase of common stock		(1)		(6)				(6)		(6)
Changes in noncontrolling interest								—	12	12
Balance as of December 31, 2012	107,851	(1)	$11	$—	$2,595	$(2,367)	$(233)	$6	$13	$19
Net (loss) income						47		47	(1)	46
Other comprehensive loss							257	257		257
Share-based compensation					19			19		19
Stock issuances	954	314	—	9	(4)			5		5
Stock issuances upon debt conversion	28,509		3		310			313		313
Repurchase of common stock		(313)		(9)				(9)		(9)
Changes in noncontrolling interest								—	12	12
Balance as of December 31, 2013	137,314	—	$14	$—	$2,920	$(2,320)	$24	$638	$24	$662
Net income						37		37	1	38
Other comprehensive loss							(362)	(362)		(362)
Share-based compensation					21			21		21
Stock issuances	947	166	—	4	1			5		5
Stock issuances upon debt conversion	6,507	72	—	3	72			75		75
Repurchases of common stock		(238)		(7)				(7)		(7)
Changes in noncontrolling interest								—	(24)	(24)
Balance as of December 31, 2014	144,768	—	$14	$—	$3,014	$(2,283)	$(338)	$407	$1	$408
See accompanying Notes to Consolidated Financial Statements

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
Segments
Effective April 1, 2014, we changed the composition of our reportable segments to reflect the change in management over our businesses in Mexico and Latin America. Additionally, with the contribution of our businesses in the Asia-Pacific region, India and Oman into our investments with Boral Limited, Boral, in the 50/50 joint ventures, USG Boral Building Products or UBBP, we have determined UBBP to be our fourth reportable segment. Accordingly, our segments are now structured around our key products and business units: (1) Gypsum, (2) Ceilings, (3) Distribution and (4) UBBP. As a result of these changes, our Mexico and Latin America businesses have been combined, and their Gypsum results have been included within our Gypsum segment, previously referred to as North American Gypsum, and their Ceiling results have been included within our Ceilings segment, previously referred to as Worldwide Ceilings. Our prior period results have been recast to reflect these changes and present comparative year over year results. See Note 3, Equity Method Investments, and Note 16, Segments.
Our Gypsum reportable segment is an aggregation of the operating segments of the gypsum businesses in the United States, Canada, Mexico, and Latin America, mining operation in Little Narrows, Nova Scotia, Canada, and our shipping company. Our Ceilings reportable segment is an aggregation of the operating segments of the ceilings businesses in the United States, Canada, Mexico, Latin America and through February 27, 2014, the businesses in the Asia-Pacific region. Gypsum manufactures USG Sheetrock® brand gypsum wallboard and related products. Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada and the Asia-Pacific region. Distribution distributes gypsum wallboard, drywall metal, ceilings products, joint compound and other building products throughout the United States. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East.
Consolidation and Presentation
Our consolidated financial statements include the accounts of USG Corporation, its majority-owned subsidiaries and variable interest entities. Entities in which we have more than a 20% but not more than 50% ownership interest are accounted for using the equity method of accounting. All intercompany balances and transactions are eliminated in consolidation. On our consolidated statements of operations for the years ended December 31, 2013 and 2012, income from equity method investments, which was previously included in "Other income, net," is reflected as "Income from equity method investments" and long-lived asset impairment charges, which was previously included in "Restructuring and long-lived asset impairment charges," are reflected as "Long-lived asset impairment charges" to conform to the current year presentation. On our consolidated balance sheets as of December 31, 2013, equity method investments, which was previously included in "Other assets" is reflected as "Equity method investments" to conform to the current year presentation. On our consolidated statements of cash flows for the years ended December 31, 2013 and 2012, income from equity method investments previously included in "Other, net" has been reclassified to "Income from equity method investments."
Our investments with Boral in the 50/50 joint ventures, UBBP, commenced on February 27, 2014, and as a result, ten months of results of UBBP were recorded in our accompanying consolidated statement of operations for the year ended December 31, 2014. See Note 3 for further description of our investments in UBBP.
Use of Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

Revenue Recognition
We recognize revenue when substantially all the risks and rewards of ownership transfer to the customer. We record provisions for discounts to customers based on the terms of sale in the same period in which the related sales are recorded. We record estimated reductions to revenue for customer programs and incentive offerings, including promotions and other volume-based incentives, in the period in which the sale occurs.
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold.
Advertising
Advertising expenses consist of media advertising and related production costs and sponsorships. We charge advertising expenses to earnings as incurred. These expenses amounted to $23 million, $22 million, and $15 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Research and Development
We charge research and development expenditures to earnings as incurred. These expenditures amounted to $23 million, $21 million and $18 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Litigation Costs
We expense litigation costs as incurred.
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
Earnings (Loss) per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the dilutive effect, if any, of market share units, or MSUs, restricted stock units, or RSUs, and performance shares, and the potential exercise of outstanding stock options. Prior to the conversion of our 10% convertible senior notes (see Note 7), the dilutive effect of the potential conversion of the 10% convertible senior notes was included for the appropriate time periods when these instruments were outstanding.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments, primarily money market funds, with maturities of three months or less at the time of purchase.
Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), or AOCI. If it is deemed that marketable securities have unrealized losses that are other than temporary, these losses will be recorded in earnings immediately. Situations in which losses may be considered other than temporary include when we have decided to sell a security or when it is more likely than not that we will be required to sell the security before we recover its amortized cost basis. Cost basis for securities sold are determined on a first-in-first-out basis.

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
We include short-term financing receivables in receivables and long-term financing receivables in other assets on our consolidated balance sheets. Financing receivables are recorded at net realizable value which includes an allowance for credit losses. We review the collectability of financing receivables on an ongoing basis. We reserve for financing receivables determined to be uncollectible. This determination is based on the delinquency of the account and the financial condition of the other party. As of December 31, 2014, the allowance for credit losses was immaterial.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost. We record depreciation of property, plant and equipment on a straight-line basis over the expected useful lives of the assets. We have determined estimated useful lives to be 50 years for buildings and improvements, a range of 10 to 25 years for machinery and equipment, and a range of 5 to 7 years for computer software and systems development costs. Leasehold improvements are capitalized and amortized over the shorter of the remaining lease term or remaining economic useful life. We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. We recorded $3 million of capitalized interest in both 2014 and in 2013 and none in 2012. Facility start-up costs that cannot be capitalized are expensed as incurred and recorded in cost of products sold. We compute depletion on a basis calculated to spread the cost of gypsum and other applicable resources over the estimated quantities of material recoverable. We review property, plant and equipment for impairment when indicators of a potential impairment are present by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If we determine an impairment exists, the asset is written down to estimated fair value. As of December 31, 2013, we had $1 million of assets classified as held for sale on our consolidated balance sheet. We recognized a gain on sale of these assets of approximately $12 million in 2014. Both these assets and the gain on sale were included in our Gypsum segment. As of December 31, 2014, we had no assets classified as held for sale.
Intangible Assets
We perform impairment tests for intangible assets with indefinite useful lives as of October 31 of each year, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of an intangible asset below its carrying value. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Intangible assets determined to have indefinite useful lives, primarily comprised of trade names, are not amortized. An income approach is used for valuing trade names. Assumptions used in the income approach include projected revenues and assumed royalty, long-term growth and discount rates. We perform impairment tests on definite lived intangible assets, such as customer relationships, upon identification of events or circumstances that may indicate the carrying amount of the assets might be unrecoverable by comparing their undiscounted cash flows with their carrying value. If we determine impairment exists, the assets are written down to estimated fair value. As of December 31, 2014, we had $5 million of intangible assets in other current assets on the consolidated balance sheet classified as assets held for sale.
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
Derivative Instruments
We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond three years. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to AOCI, and is reclassified to earnings when the underlying forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold in the current period. We periodically reassess the probability of the underlying forecasted transaction occurring. For derivatives designated as net investment hedges, we record changes in fair value to AOCI. For derivatives not designated as hedging instruments, all changes in fair value are recorded to earnings in the current period.
Currently, we are using swaps to hedge a significant portion of our anticipated purchases of natural gas to be used in our manufacturing operations. Generally, we hedge the cost of a majority of our anticipated purchases of natural gas over the next 12 months. However, we review our positions regularly and make adjustments as market conditions warrant. The majority of contracts currently in place are designated as cash flow hedges, and the remainder are not designated as hedging instruments.
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
Foreign Currency Translation
We translate foreign-currency-denominated assets and liabilities into U.S. dollars at the exchange rates existing as of the respective balance sheet dates. We translate income and expense items at the average exchange rates during the respective periods. We record translation adjustments resulting from fluctuations in exchange rates to AOCI on our consolidated balance sheets. We also record our share of the translation adjustments recorded by our equity method investments to AOCI. We record transaction gains and losses to earnings. The total transaction loss was $6 million in 2014, $4 million in 2013 and none in 2012.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. There are two transition methods available under the new standard, either cumulative effect or retrospective. The standard will be effective for us in the first quarter of 2017, with early adoption not permitted. We will adopt the new standard using the modified retrospective approach, which requires the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. We do not expect that the adoption of ASU 2014-09 will have a significant impact to our consolidated financial statements or disclosures.
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
3.    Equity Method Investments
Equity method investments were as follows:

	December 31, 2014		December 31, 2013
(millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USG Boral Building Products	$689	50%	N/A	N/A
Other equity method investments	46	33% - 50%	$73	33% - 50%
Total equity method investments	$735		$73
Investments in USG Boral Building Products (UBBP)
On February 27, 2014, we formed the 50/50 joint ventures, USG Boral Building Products Pte. Limited, a company organized under the laws of Singapore, and USG Boral Building Products Pty Limited, a company organized under the laws of Australia, with Boral. These joint ventures are herein referred to as UBBP. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the "Territory"). The products that UBBP manufactures and distributes include products for wall, ceiling, floor lining and exterior systems that utilize gypsum wallboard, referred to as plasterboard in the region, mineral fiber ceiling tiles, steel grid and studs and joint compound.
As consideration for our 50% ownership in UBBP, we (i) made a cash payment of $515 million to Boral, which includes a $500 million base price and $15 million of customary estimated working capital and net debt adjustments, (ii) contributed to UBBP our subsidiaries and joint venture investments in China, Singapore, India, Malaysia, New Zealand, Australia, the Middle East and Oman, see Note 19, and (iii) granted to UBBP licenses to use certain of our intellectual property rights in the Territory. We funded our cash payment with the net proceeds from our October 2013 issuance of $350 million of 5.875% senior notes and cash on hand. In the event certain performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised first of $25 million based on performance during the first three years after closing and then up to $50 million based on performance during the first five years after closing.
We account for our 50% investments in UBBP using the equity method of accounting, and we initially measured their carrying value at cost of approximately $676 million as of February 27, 2014. Our existing wholly-owned subsidiaries and consolidated variable interest entities that were contributed into the joint venture were deconsolidated resulting in a gain of $27 million, which is included in our consolidated statement of operations for the year ended December 31, 2014. Approximately $11 million of the gain relates to the remeasurement of our retained investment in the contributed subsidiaries to fair value, determined using a discounted cash flow model with several inputs, including a weighted-average discount rate of approximately 11% and a weighted-average long-term growth rate of approximately 2%. Additionally, we recorded a liability of $23 million representing the present value of the first earnout payment, which is included in other liabilities on our accompanying consolidated balance sheet as of December 31, 2014. We are not currently required under applicable accounting guidance to record a liability for the second earnout payment, as such, a liability has not been recorded on our consolidated balance sheet as of December 31, 2014.
All of our investments accounted for under the equity method are initially recorded at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Because the underlying net assets in our investments are denominated in a foreign currency, translation gains or losses will impact the recorded value of our investments and, for the year ended December 31, 2014, resulted in a net loss of $34 million recorded in other comprehensive income (loss). For the year ended December 31, 2014, our accompanying consolidated statement of operations includes $35 million of income from equity method investments, representing our share of ten months of results of UBBP of

$33 million and our share of income from our other equity method investments of $2 million. The amount of consolidated retained earnings which represents undistributed earnings from UBBP is $33 million.
Summarized Financial Information
Summarized financial information for our equity method investments is as follows:

Statement of Operations

	For the year ended December 31,
(millions)	2014(a)	2013	2012
USG Boral Building Products:
Net sales	$927	N/A	N/A
Gross profit	251	N/A	N/A
Operating profit	95	N/A	N/A
Net income from continuing operations	72	N/A	N/A
Net income	72	N/A	N/A
Net income attributable to USG Boral Building Products	67	N/A	N/A
USG share of income from USG Boral Building Products	33	N/A	N/A
Other equity method investments(b):
USG share of income from other investments accounted for using the equity method	2	1	—

Total income from equity method investments	35	1	—

(a)	Operating results are presented for UBBP for the ten months ended December 31, 2014.

(b)
Amounts represent our share of income or loss from all equity method investments, other than UBBP. For the twelve months ended December 31, 2014, the amount reflected includes two months of our share of income from equity method investments from the joint ventures which we owned prior to being contributed to UBBP on February 27, 2014.

Balance Sheet

(millions)	December 31, 2014
USG Boral Building Products:
Current assets	$446
Non-current assets	989
Current liabilities(c)	245
Long-term debt	46
Other non-current liabilities	21
Shareholders' equity(d)	1,123

(c)	Includes the current portion of long-term debt of $35 million.

(d)	Shareholders' equity includes $70 million related to non-controlling interests.
4.    Discontinued Operations
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
On December 27, 2012, the sale of the European business operations was completed in accordance with the terms of the SAPA, and we received net proceeds of $73 million resulting in a gain of $55 million, net of tax. Affiliates of Knauf are the beneficial owners of approximately 10% of USG’s outstanding shares of common stock.
The results of our European business operations sold to Knauf are classified as discontinued operations in the consolidated financial statements and accompanying footnotes presented in this report.

Sales from discontinued operations, operating profit from discontinued operations and income (loss) from discontinued operations before income taxes were as follows:

	For the year ended December 31,
(millions)	2014	2013	2012
Sales from discontinued operations	$—	$—	$106
Operating profit from discontinued operations	—	—	7
Income (loss) from discontinued operations before income taxes	—	(1)	6

5.	Marketable Securities
Our investments in marketable securities as of December 31, 2014 and 2013 consisted of the following:

	2014		2013
millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$93	$93	$87	$87
U.S. government and agency debt securities	22	22	12	12
Asset-backed debt securities	17	17	20	20
Certificates of deposit	18	18	17	17
Municipal debt securities	4	4	6	6
Total marketable securities	$154	$154	$142	$142
The realized and unrealized gains and losses as of and for the years ended December 31, 2014, 2013 and 2012 were immaterial.
Contractual maturities of marketable securities as of December 31, 2014 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$96	$96
Due in 1-5 years	58	58
Total marketable securities	$154	$154
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.

6.	Intangible Assets
Intangible assets are included in other assets on the consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of December 31, 2014			As of December 31, 2013
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(54)	$16	$70	$(48)	$22
Other	9	(7)	2	9	(6)	3
Total	$79	$(61)	$18	$79	$(54)	$25
The weighted average amortization periods are 10 years for customer relationships and 11 years for other intangible assets with definite lives. Total amortization expense was $7 million in 2014, $7 million in 2013 and $8 million in 2012. Estimated annual amortization expense is as follows:

(millions)	2015	2016	2017	2018	2019 and thereafter
Estimated annual amortization expense	$7	$7	$2	$1	$1

Intangible assets with indefinite lives are not amortized. These assets are summarized as follows:

	As of December 31, 2014			As of December 31, 2013
(millions)	Gross Carrying Amount	Impairment Charges	Net	Gross Carrying Amount	Impairment Charges	Net
Intangible Assets with Indefinite Lives:
Trade names	$22	$—	$22	$22	$—	$22
Other	9	1	8	8	1	7
Total	$31	$1	$30	$30	$1	$29
In 2014, 2013 and 2012, there was no impairment for any of our customer relationship or trade name intangible assets.
Intangible assets are included in other assets on our consolidated balance sheets, except for approximately $5 million of other indefinite-lived intangible assets which met the criteria to be classified as held for sale during the second quarter of 2014 and therefore are included in other current assets on our consolidated balance sheet as of December 31, 2014.

7.	Debt
Total debt as of December 31 consisted of the following:

(millions)	2014	2013
5.875% senior notes due 2021	$350	$350
6.3% senior notes due 2016	500	500
7.75% senior notes due 2018	500	500
7.875% senior notes due 2020 (net of discount: 2014 - $1; 2013 - $1)	249	249
8.375% senior notes due 2018	350	350
9.75% senior notes due 2014	—	59
10% convertible senior notes due 2018 (net of discount: 2013 - $3)	—	72
Ship mortgage facility (includes current portion of long-term debt: 2014 - $4; 2013 - $4)	21	25
Credit facilities of Oman joint ventures	—	11
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$2,209	$2,355
Debt Repayment
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
Our obligations under the 5.875%, 7.875%, and 8.375% senior notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries. All of these senior notes contain a provision requiring us to offer to purchase those notes at a premium of 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control. The 7.75% and 6.3% senior notes contain a provision requiring us to offer to purchase those notes at a premium of 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control and a related downgrade of the rating on the notes to below investment grade by both Moody’s Investors Service and Standard & Poor’s Financial Services LLC.
The interest rate payable on the 7.75% senior notes is subject to adjustment from time to time by up to 2% in the aggregate if the debt ratings assigned to the notes are upgraded or thereafter downgraded. There have been no adjustments to the amount of interest rate payable during the years ending December 31, 2014, 2013 or 2012.
The 6.3% and 7.75% senior notes contain a provision that allows us to redeem the notes in whole at any time, or in part from time to time, at our option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed and (2) the sum of the present value of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rate plus a spread (as outlined in the respective indentures), plus, in each case, any accrued and unpaid interest on the principal amount being redeemed to the redemption date.
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
Conversion of Convertible Senior Notes
In November 2013, we issued a notice of redemption to redeem $325 million in aggregate principal amount of our 10% convertible senior notes due 2018 at the stated redemption price of 105%. The notes could either be (1) redeemed at a stated redemption price or (2) converted into shares of our common stock. In December 2013, the holders of all $325 million in notes called for redemption elected to convert their notes into shares of our common stock. Accordingly, we issued an additional 28,508,768 shares of our common stock in connection with the conversion of the notes. As of December 31, 2013, we had $75 million aggregate principal amount of 10% convertible senior notes due 2018 that were recorded on the consolidated balance sheet at $72 million, net of debt discount of $3 million.
In March 2014, we issued a notice of redemption to redeem the remaining $75 million in aggregate principal amount of outstanding notes. The holders of all $75 million in notes called for redemption elected to convert their notes into shares of USG’s common stock. Accordingly, in April 2014, we issued an additional 6,578,946 shares of our common stock in connection with the conversion of the notes.
Affiliates of Berkshire Hathaway, Inc., who own approximately 30% of our outstanding shares of common stock as of December 31, 2014, held $300 million of these notes, prior to the December 2013 and April 2014 conversion. As of December 31, 2013, affiliates of Berkshire Hathaway, Inc. held $56 million of these notes, which are reflected on our consolidated balance sheet, net of unamortized debt discount, at $54 million. Our consolidated statements of operations include the related interest expense of $2 million for the year ended December 31, 2014, $29 million for the year end ended December 31, 2013, and $31 million for the year ended December 31, 2012, including the related accretion of the original debt discount. Our consolidated balance sheet as of December 31, 2013 includes the related accrued interest, in accrued expenses, of $0.5 million.
2012 Repurchase of 9.75% Senior Notes and Issuance of 7.875% Senior Notes
On April 12, 2012, we completed a cash tender offer pursuant to which we repurchased approximately $118 million of our 9.75% senior notes due in 2014 for aggregate consideration, including tender offer premium and accrued and unpaid interest, of approximately $136 million. Subsequent to the completion of the cash tender offer, we repurchased an additional $123 million of these notes in privately negotiated transactions, for aggregate consideration, including premiums and accrued and unpaid interest, of $145 million. As a result of the repurchases, in the second quarter of 2012, we recorded a loss on early extinguishment of debt of $41 million, including premiums, the write-off of unamortized debt discount and deferred financing fees. There were no amounts outstanding related to these notes at December 31, 2014. Also on April 12, 2012, we issued $250 million of 7.875% senior notes due March 30, 2020. The net proceeds from the issuance of these notes and cash on hand were used to fund the repurchases of the 9.75% senior notes and all related costs and expenses. We deferred $5 million of financing costs which we are amortizing to interest expense over the term of the notes. As of December 31, 2014 and 2013, these notes are recorded on the consolidated balance sheet at $249 million, net of unamortized debt discount of $1 million.
Credit Facility
On October 22, 2014, we amended and restated our credit facility in order to, among other things, join CGC, Inc., or CGC, as a party and to increase the maximum borrowing limit under the credit agreement from $400 million to $450 million (including a $50 million borrowing sublimit for CGC). As amended and restated, the credit agreement allows for the borrowing of revolving loans and issuance of letters of credit (up to a maximum of $200 million at any time outstanding, in aggregate) to USG and its subsidiaries. Pursuant to the credit agreement, the maximum principal amount of revolving loans and letters of credit that may be borrowed by and/or be issued in favor USG and CGC at any time may fluctuate based upon two separate borrowing base calculations. The maximum allowable borrowings may be increased at our request with the agreement of the lenders providing increased or new lending commitments, provided that the maximum allowable borrowings after giving effect to the increase may not exceed $650 million.
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
The credit agreement contains a financial covenant that would require us to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 if the excess of availability (as defined in the credit agreement) is less than an amount equal to 10% of the lesser of (a) the aggregate revolving commitment at such time and (b) the aggregate borrowing base at such time. We would be required to continue to comply with such financial covenant until availability under the credit agreement exceeds such minimum threshold for 30 consecutive calendar days thereafter. As of December 31, 2014, our fixed charge coverage ratio was 1.18-to-1. Because we currently satisfy the required fixed charge coverage ratio, we are not required to maintain a minimum borrowing availability under the credit facility. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions. The credit agreement limits our ability to pay a dividend or repurchase our stock.
Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of December 31, 2014, and outstanding letters of credit, borrowings available under the credit facility were approximately $291 million, including $50 million for CGC. As of December 31, 2014 and during the year then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 2.01% for loans in the US and 3.05% for loans in Canada. Outstanding letters of credit totaled $54 million, including $0.8 million for CGC, as of December 31, 2014.
Oman Credit Facilities
In June 2013, our joint ventures in Oman, which at the time and prior to their contribution to UBBP were fully consolidated, each entered into separate secured credit agreements, which are guaranteed by us and our joint venture partner. The credit agreement for Zawawi Gypsum LLC, or ZGL, which matures in 2020, provides for term loans not to exceed $10 million and overdraft and letter of credit facilities of approximately $3 million in the aggregate. The credit agreement for USG-Zawawi Drywall LLC, or ZDL, which matures in 2022, provides for term loans not to exceed $26 million and overdraft and letter of credit facilities of $5 million in the aggregate. Each credit agreement is secured by a general security interest in the applicable joint venture's assets. Loans under the credit agreements may be made in Omani Rial or U.S. dollars. Loans made in Omani Rial bear interest at 4% and loans made in U.S. dollars bear interest at a floating rate based on LIBOR plus 3.5%. Loans may be repaid at any time, subject to a prepayment penalty if repaid within the first two years, for ZGL, or three years, for ZDL. See Note 19 for discussion of our contribution of ZGL and ZDL, and the corresponding Oman credit facilities, into UBBP on February 27, 2014. See further description of our investments in UBBP in Note 3.
Ship Mortgage Facility
Our subsidiary, Gypsum Transportation Limited, or GTL, has a secured loan facility agreement with DVB Bank SE, as lender, agent and security trustee. Both advances provided for under the secured loan facility have been drawn, and the total outstanding loan balances under the facility were $21 million as of December 31, 2014 and $25 million as of December 31, 2013. Of the total amounts outstanding on our consolidated balance sheets as of December 31, 2014 and December 31, 2013, $4 million was classified as current portion of long-term debt as of both financial statement dates.
The loan balance under the secured loan facility bears interest at a floating rate based on LIBOR plus a margin of 1.65%. The interest rate was 1.97% as of December 31, 2014. Each advance is repayable in quarterly installments in amounts determined in accordance with the secured loan facility agreement, with the balance of each advance repayable eight years after the date it was advanced, or October 31, 2016 and May 22, 2017. The secured loan facility agreement contains affirmative and negative covenants affecting GTL and certain customary events of default. GTL has granted DVB Bank SE a security interest in the Gypsum Centennial and Gypsum Integrity ships and related insurance, contract, account and other rights as security for borrowings under the secured loan facility. USG Corporation has guaranteed the obligations of GTL under the secured loan facility and has agreed to maintain liquidity of at least $175 million. See Note 14 for discussion of GTL and related subsequent event.

Industrial Revenue Bonds
Our $239 million of industrial revenue bonds have fixed interest rates ranging from 5.5% to 6.4%. The weighted average rate of interest on our industrial revenue bonds is 5.875%. These bonds mature during the years 2028 through 2034.
OTHER INFORMATION
The fair value of our debt was $2.338 billion as of December 31, 2014 and $2.659 billion as of December 31, 2013 and was determined using the fair value hierarchy of inputs described in Note 1. The fair values were based on quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs and value drivers are observable and, as a result, are classified as Level 2.
Interest accrued on our debt as of December 31, 2014 and December 31, 2013 was $45 million and $48 million, respectively.
As of December 31, 2014, we were in compliance with the financial covenants contained in our credit facilities.
As of December 31, 2014, the amounts of total debt outstanding maturing in each of the next five years and beyond were as follows:

(millions)	2015	2016	2017	2018	2019	After 2019
Debt maturities	$6	$507	$8	$850	$—	$839

8.	Derivative Instruments
COMMODITY DERIVATIVE INSTRUMENTS
As of December 31, 2014, we had 26 million mmBTUs (millions of British Thermal Units) in aggregate notional amount of outstanding natural gas swap contracts to hedge forecasted purchases. All of these contracts mature by December 31, 2017. For contracts designated as cash flow hedges, the unrealized loss that remained in AOCI as of December 31, 2014 was $20 million. No ineffectiveness was recorded on contracts designated as cash flow hedges in 2014. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a regular basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was a $5 million unrealized loss as of December 31, 2014.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts to hedge purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $72 million as of December 31, 2014, and they mature by June 30, 2016. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in 2014. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was a $3 million unrealized gain as of December 31, 2014.
During the third quarter of 2012, we entered into foreign exchange forward contracts to hedge a portion of our net investment in one of our European subsidiaries. The notional amount of these contracts was $25 million and they matured on October 29, 2012. These forward contracts were designated as net investment hedges and no ineffectiveness was recorded. Gains and losses on derivatives designated as net investment hedges, to the extent they are effective as hedges, remain in AOCI until such point when the investment is either sold or liquidated. On December 27, 2012, we sold the subsidiary and, as a result, we reclassified the $1 million loss from AOCI to earnings as a reduction to the gain on the sale of the businesses. See Note 4 for further discussion on the sale.
COUNTERPARTY RISK
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of December 31, 2014, our derivatives were in a $22 million net liability position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
All of our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As required by certain of our agreements, we had $19 million of collateral posted with our counterparties related to our derivatives as of December 31, 2014. Amounts paid as cash collateral are included in receivables on our consolidated balance sheets.

We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our consolidated balance sheets, based on their fair value as of the balance sheet date.
FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2014	2013	2012		2014	2013	2012
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(19)	$1	$(4)	Cost of products sold	$2	$(2)	$(10)
Foreign exchange contracts	4	3	(1)	Cost of products sold	2	3	2

Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	—	—	—	Gain on sale of discontinued operations	—	—	(1)
Total	$(15)	$4	$(5)		$4	$1	$(9)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2014	2013	2012
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$(4)	$2	$—
Foreign exchange contracts	Other (income) expense, net	—	—	—
Total		$(4)	$2	$—
As of December 31, 2014, we had no derivatives designated as net investment or fair value hedges.
The following are the fair values of derivative instruments on the consolidated balance sheets as of December 31, 2014 and 2013:

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		12/31/14	12/31/13		12/31/14	12/31/13
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$1	$2	Accrued expenses	$14	$—
Commodity contracts	Other assets	—	—	Other liabilities	7	—
Foreign exchange contracts	Other current assets	3	1	Accrued expenses	—	—
Total derivatives in hedging relationships		$4	$3		$21	$—

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		12/31/14	12/31/13		12/31/14	12/31/13
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$—	$2	Accrued expenses	$4	$—
Commodity contracts	Other assets	—	—	Other liabilities	1	—
Total derivatives not designated as hedging instruments		$—	$2		$5	$—

Total derivatives	Total assets	$4	$5	Total liabilities	$26	$—

9.	Fair Value Measurements
Certain assets and liabilities are required to be recorded at fair value. The fair values of our cash equivalents, equity mutual funds, marketable securities and derivatives were determined using the fair value hierarchy of inputs described in Note 1. The cash equivalents shown in the table below primarily consist of money market funds that are valued based on quoted prices in active markets and, as a result, are classified as Level 1. Equity mutual funds are valued based on quoted markets in active markets and, as a result, are classified as Level 1. We use quoted prices, other readily observable market data and internally developed valuation models when valuing our derivatives and marketable securities and have classified them as Level 2. Derivatives are valued using the income approach including discounted-cash-flow models or a Black-Scholes option pricing model and readily observable market data. The inputs for the valuation models are obtained from data providers and include end-of-period spot and forward natural gas prices and foreign currency exchange rates, natural gas price volatility and LIBOR and swap rates for discounting the cash flows implied from the derivative contracts. Marketable securities are valued using income and market value approaches and values are based on quoted prices or other observable market inputs received from data providers. The valuation process may include pricing matrices, or prices based upon yields, credit spreads or prices of securities of comparable quality, coupon, maturity and type.
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	12/31/14	12/31/13	12/31/14	12/31/13	12/31/14	12/31/13	12/31/14	12/31/13
Cash equivalents	$93	$549	$32	$24	$—	$—	$125	$573
Equity mutual funds	4	—	—	—	—	—	4	—
Marketable securities:
Corporate debt securities	—	—	93	87	—	—	93	87
U.S. government and agency debt securities	—	—	22	12	—	—	22	12
Asset-backed debt securities	—	—	17	20	—	—	17	20
Certificates of deposit	—	—	18	17	—	—	18	17
Municipal debt securities	—	—	4	6	—	—	4	6
Derivative assets	—	—	4	5	—	—	4	5
Derivative liabilities	—	—	(26)	—	—	—	(26)	—
Certain assets and liabilities are measured at fair value on a nonrecurring basis rather than on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or when a new liability is being established that requires fair value measurement. As disclosed in Note 13, during 2014 and 2012, we recorded asset impairment charges of $90 million and $8 million, respectively.
During the fourth quarter of 2014, we reviewed the carrying value of the ocean vessels owned by GTL, our wholly owned subsidiary, for potential impairment by comparing the carrying value of those assets with their fair values. To determine the estimated fair value for the ocean vessels, we engaged a third-party ship broker. Management developed our estimate of fair value by considering comparable sales for similar asset types and incorporating an adjustment for the specialized nature of these assets. This fair value measurement is classified as Level 3, and, as disclosed in Notes 13 and 14, we recorded a long-lived asset impairment charge of $60 million during the fourth quarter of 2014.
During the third quarter of 2014, we reviewed our property, plant and equipment for potential impairment by comparing the carrying values of those assets with their fair values as estimated using the future undiscounted cash flows for their remaining useful lives. We measured the fair value of the machinery, equipment and buildings as of September 30, 2014 using measurements classified as Level 3, and, as disclosed in Note 13, we recorded long-lived asset impairment charges of $30 million.
During 2012, we reviewed our property, plant and equipment for potential impairment by comparing the carrying values of those assets with their estimated future undiscounted cash flows for their remaining useful lives and determined that impairment existed for machinery and equipment for a previously idled production line. We measured the fair value of that machinery and equipment as of June 30, 2012 using measurements classified as Level 3 and recorded a long-lived asset impairment charge of $1 million.

Also during 2012, as a result of a change in estimate related to reclamation activities at our permanently closed gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, we increased the related asset retirement obligation by $7 million with a corresponding increase to the long-lived Windsor assets. Consequently, we recorded a long-lived asset impairment charge of $7 million to impair the assets down to a fair value of $6 million which was determined using measurements classified as Level 3. Both of the 2012 impairment charges are included in long-lived asset impairment charges in the consolidated statements of operations as disclosed in Note 13.

10.	Employee Retirement Plans
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
We had maintained a pension plan for our subsidiary USG (U.K.) Ltd which had been previously frozen to permanently eliminate future benefit accruals. On December 12, 2014, we irrevocably purchased annuities for the remaining deferred members of the plan relieving us of the responsibility of the pension benefit obligation, or PBO. Consequently, we recorded a settlement charge in selling and administrative expenses in the amount of $13 million and removed the net pension asset from our consolidated balance sheet.
In 2013, we communicated to certain terminated vested participants in our USG Corporation Retirement Plan an option to receive a lump sum payment for their accrued benefits. The option commenced on October 1, 2013 and expired on November 15, 2013. For participants who elected this option, payments were made in December 2013, and we incurred a settlement charge of approximately $15 million, with a corresponding reduction in accumulated other comprehensive income (loss). As a result, the measurement of the PBO, as of December 31, 2013 included a reduction of approximately $80 million.
In 2011, and as further discussed in the following paragraph, we amended our U.S. postretirement benefit plan to require retiree medical plan participants to begin purchasing individual coverage in the Affordable Insurance Exchanges or individual Medicare marketplace beginning January 1, 2015 using a company-funded subsidy. The subsidy will be determined based upon years of service at retirement and Medicare eligibility. The subsidy provided to retirees eligible for Medicare will end December 31, 2019. As a result of the amendment, the measurement of the accumulated postretirement benefit obligation, or APBO, as of December 31, 2011 includes a reduction of approximately $100 million. This amendment was accounted for as a credit to unrecognized prior service cost which will be amortized into the statement of operations over the average remaining service of active plan participants to retirement eligibility.
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

The components of net pension and postretirement benefit costs are summarized in the following table:

(millions)	2014	2013	2012
Pension Benefits:
Service cost of benefits earned	$37	$38	$32
Interest cost on projected benefit obligation	65	63	64
Expected return on plan assets	(79)	(76)	(70)
Settlement (a)	13	16	—
Net amortization	24	43	34
Net pension cost	$60	$84	$60
Postretirement Benefits:
Service cost of benefits earned	$3	$3	$3
Interest cost on projected benefit obligation	7	7	8
Net amortization	(35)	(34)	(35)
Net postretirement benefit	$(25)	$(24)	$(24)

(a)
In 2014, the settlement charge related to the elimination of the PBO of the UK pension plan due to the purchase of annuities. In 2013, the settlement charge primarily related to lump sum payments made to certain terminated vested participants in our U.S. Plan.

We use a December 31 measurement date for our plans. The accumulated benefit obligation, or ABO, for the defined benefit pension plans was $1.429 billion as of December 31, 2014 and $1.186 billion as of December 31, 2013.

	As of December 31,
(millions)	2014	2013
Selected information for pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$(1,230)	$(32)
Fair value of plan assets	1,113	3
Selected information for pension plans with benefit obligations in excess of plan assets:
Benefit obligation	$(1,686)	$(1,146)
Fair value of plan assets	1,340	1,021

The following table summarizes projected benefit obligations, plan assets and funded status as of December 31:

	Pension		Postretirement
(millions)	2014	2013	2014	2013
Change in Benefit Obligation:
Benefit obligation as of January 1	$1,376	$1,536	$166	$186
Service cost	37	38	3	3
Interest cost	65	63	7	7
Curtailment/settlements	(24)	(103)	—	—
Participant contributions	10	10	8	8
Benefits paid	(81)	(38)	(20)	(21)
Plan amendment	—	1	4	—
Actuarial (gain) loss	327	(115)	4	(13)
Foreign currency translation	(24)	(16)	(5)	(4)
Benefit obligation as of December 31	$1,686	$1,376	$167	$166
Change in Plan Assets:
Fair value as of January 1	$1,262	$1,133	$—	$—
Actual return on plan assets	132	203	—	—
Employer contributions	64	71	12	13
Participant contributions	10	10	8	8
Benefits paid	(81)	(38)	(20)	(21)
Curtailment/settlements	(24)	(103)	—	—
Foreign currency translation	(23)	(14)	—	—
Fair value as of December 31	$1,340	$1,262	$—	$—
Funded status	$(346)	$(114)	$(167)	$(166)
Components on the Consolidated Balance Sheets:
Noncurrent assets	$—	$11	$—	$—
Current liabilities	(9)	(1)	(13)	(13)
Noncurrent liabilities	(337)	(124)	(154)	(153)
Net liability as of December 31	$(346)	$(114)	$(167)	$(166)
Pretax Components in AOCI:
Net actuarial loss	$490	$259	$24	$21
Prior service credit	(1)	—	(140)	(179)
Total as of December 31	$489	$259	$(116)	$(158)

For our defined benefit pension plans, the 2014 actuarial loss of $327 million was primarily due to a decrease in the discount rates and the adoption of the new mortality tables published by the Society of Actuaries used to determine the benefit obligation. The weighted-average discount rate decreased from 4.90% at December 31, 2013 to 4.10% at December 31, 2014 and increased from 4.20% at December 31, 2012 to 4.90% at December 31, 2013.
For the defined benefit pension plans, we estimate that during 2015 we will amortize from AOCI into net pension cost a net actuarial loss of $37 million and no prior service cost. For the postretirement benefit plans, we estimate that during 2015 we will amortize from AOCI into net postretirement cost a net actuarial loss of $1 million and a prior service credit of $33 million.

ASSUMPTIONS
The following tables reflect the assumptions used in the accounting for our plans:

	Pension		Postretirement
	2014	2013	2014	2013
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.10%	4.90%	3.70%	4.60%
Compensation increase rate	3.60%	3.50%	N/A	N/A
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	4.90%	4.20%	4.60%	3.95%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Compensation increase rate	3.50%	3.40%	N/A	N/A
For the measurement of the accumulated postretirement plan obligation, or APBO, at December 31, 2014 for our U.S. postretirement health care plan, the assumed health care cost trend rates start with an 7.30% increase in 2015, followed by a gradual decline in increases to 4.50% for 2022 and beyond. For the measurement of the APBO at December 31, 2013, the assumed health care cost trend rates started with a 8% increase in 2014, followed by a gradual decline in increases to 5% for 2020 and beyond.
Assumed health care cost trend rates can have a significant effect on the amounts reported for retiree health care costs. Effective January 1, 2011, and considering the amendment in April 2014, we modified our U.S. postretirement health care plan to limit the increase in the annual amount we pay for retiree health care coverage for certain current and future retirees to 3% per year, which mitigates the impact of the increasing health care cost trend rates, as any additional increase will be the responsibility of plan participants. However, after January 1, 2016, due to the changes to the U.S. postretirement health care plan announced in 2011, as previously described, we will no longer have a material exposure to health care cost inflation for that plan.
For the measurement of the APBO at December 31, 2014 for our Canadian postretirement health care plan, the assumed health care cost trend rates start with a 8.25% increase in 2015, followed by a gradual decline in increases to 4% for 2032. For the measurement of the APBO at December 31, 2013, the assumed health care cost trend rates started with a 8.5% increase in 2014, followed by a gradual decline in increases to 4% for 2032 and beyond.
A one percentage point change in the assumed health care cost trend rates would have the following effects on our U.S. and Canadian plans:

(millions)	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	13	(10)
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

Our investment strategy is to invest in a diversified mix of asset classes in accordance with an asset allocation that we believe is likely to achieve our long-term target return while prudently considering risk. This strategy recognizes that many investment professionals believe that certain asset classes, such as equities, may be expected to produce the greatest return in excess of inflation over time, but may also generate the greatest level of volatility. Conversely, many investment professionals believe that an asset class such as fixed income securities may be likely to be less volatile, but may also produce lower returns over time. In order to manage risk, the plans’ pension and investment committees periodically rebalance their asset allocations and monitor the investment performance of the individual investment managers compared to their benchmark returns and investment guidelines on an ongoing basis, in part through the use of quarterly investment portfolio reviews and compliance reporting by investment managers. The pension and investment committees also evaluate risk by periodically conducting asset/liability studies to assess the correlation of the plans’ assets and liabilities and the degree of risk in the target asset allocations. The plans limit the use of leverage to select investment strategies where leverage is typically employed, such as private equity and real estate. Certain investment managers utilize derivatives, such as swaps, bond futures, and options, as part of their investment strategies. This is done primarily to gain a desired market exposure or manage factors such as interest rate risk or duration of a bond portfolio. The following table shows the aggregate target asset allocation on a weighted average basis for all the plans and the acceptable ranges around the targets as of December 31, 2014.

	Investment Policy
	Target	Range
Asset Categories:
Equity	39%	35% - 43%
Fixed income	49%	38% - 61%
Limited partnerships	6%	2% - 8%
Other real assets	6%	3% - 10%
Cash equivalents and short-term investments	—%	0% - 5%
Total	100%
Equity investments are in institutional commingled/pooled equity funds, equity mutual funds and direct holdings of the common stock of U.S. and non-U.S. companies. Both the equity funds and direct holdings are invested in companies with a range of market capitalizations. Fixed income securities include U.S. Treasury securities, non-U.S. government debt securities such as Canadian federal bonds, corporate bonds of companies from diversified industries and mortgage-backed securities. Limited partnerships include investments in funds that follow any of several different strategies, including investing in distressed debt, energy development, infrastructure, and hedge funds. These investments use strategies with returns normally expected to have a reduced correlation to the return of equities as compared to other asset classes and often provide a current income component that is a meaningful portion of the investment’s total return. Other real assets primarily investments in large core, private real estate funds that directly own a diverse portfolio of properties located in the United States. It also includes an allocation to funds investing in equities of real estate and infrastructure companies.
During 2012, we made contributions to our pension plans that included 1,249,219 shares of our common stock, or the Contributed Shares. The Contributed Shares were contributed to the USG Corporation Retirement Plan Trust, or Trust, and were recorded on the consolidated balance sheet at the June 25, 2012 closing price of $16.48 per share, or approximately $20.6 million in the aggregate. The Contributed Shares are not reflected on the consolidated statement of cash flows because they were treated as a noncash financing activity. The Contributed Shares were valued for purposes of crediting the contribution to the Trust at a discounted value of $16.01 per share ($16.48 less a 2.8% discount), or approximately $20 million in the aggregate, by an independent appraiser retained by Evercore Trust Company, N.A., or Evercore, an independent fiduciary that has been appointed as investment manager with respect to the Contributed Shares. The Contributed Shares are registered for resale, and Evercore has authority to sell some or all of them, as well as other of our shares in the Trust, in its discretion as fiduciary. The remainder of our 2012 pension plan contributions, and all of our 2013 and 2014 contributions, were made in cash. The Trust held no shares of our common stock as of December 31, 2014.
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
The fair values by hierarchy of inputs as of December 31 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	2014	2013	2014	2013	2014	2013	2014	2013
Asset Categories:
Equity: (a)
Common and preferred stock	$74	$293	$—	$—	$—	$—	$74	$293
Commingled/pooled/mutual funds	53	131	470	396	—	—	523	527
Total equity	127	424	470	396	—	—	597	820
Fixed income: (b)
U.S. government and agency debt securities	—	—	195	23	—	—	195	23
Non-U.S. government and agency debt securities	—	—	30	15	—	—	30	15
Investment-grade debt securities	—	—	184	25	—	—	184	25
High-yield debt securities	—	—	39	—	—	—	39	—
Commingled/pooled funds	—	—	114	279	—	—	114	279
Other	—	—	8	1	1	1	9	2
Total fixed income	—	—	570	343	1	1	571	344
Limited partnerships (c)	—	—	—	—	103	39	103	39
Other real estate assets (d)	—	—	20	—	35	35	55	35
Cash equivalents and short-term investments (e)	—	—	17	22	—	—	17	22
Total	$127	$424	$1,077	$761	$139	$75	$1,343	$1,260
Cash on hand							—	3
Receivables							1	—
Accounts payable							(4)	(1)
Total							$1,340	$1,262

(a)
The majority of these funds are invested with investment managers that invest in common stocks of large capitalization U.S. companies. Certain investments in commingled/pooled equity funds have been classified as Level 2 in 2014 and 2013 because observable quoted prices for these institutional funds are not available.

(b)	Includes investments in individual fixed income securities and in institutional funds that invest in fixed income securities. For 2014 and 2013, these fixed income assets were classified as Level 2.

(c)
Limited partnerships include investments in funds that follow several different strategies, including investing in distressed debt, energy development, infrastructure, and hedge funds. These investments use strategies with returns normally expected to have a low correlation to the return of equities and often provide a current income component that is a meaningful portion of the investment’s total return.

(d)
Includes investments in private real estate funds that invest primarily in a variety of property types in geographically diverse markets across the U.S. It also includes commingled funds investing in equities of real-estate and infrastructure companies.

(e)	Cash equivalents and short-term investments are primarily held in short-term investment funds or registered money market funds with daily liquidity.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) between December 31, 2012 and December 31, 2014 is as follows:

(millions)	Fixed Income	Other Real Estate Assets	Limited Partnerships	Total
Balance as of January 1, 2013	$1	$36	$45	$82
Realized gains (losses)	—	1	5	6
Unrealized gains (losses)	—	2	(1)	1
Purchases, sales and settlements:
Purchases	—	—	—	—
Sales	—	(4)	(10)	(14)
Settlements	—	—	—	—
Net transfers into (out of) Level 3	—	—	—	—
Balance as of December 31, 2013	$1	$35	$39	$75
Realized gains (losses)	—	1	—	1
Unrealized gains (losses)	—	1	(2)	(1)
Purchases, sales and settlements:
Purchases	—	—	67	67
Sales	—	(2)	(1)	(3)
Settlements	—	—	—	—
Net transfers into (out of) Level 3	—	—	—	—
Balance as of December 31, 2014	$1	$35	$103	$139
CASH FLOWS
For 2015, our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974. We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $67 million to our pension plans in 2015. Our cash payments for postretirement plans are estimated to be $13 million in 2015.
Total benefit payments we expect to make to participants, which include payments funded from USG’s assets as well as payments from our pension plans' assets, are as follows (in millions):

Years ended December 31	Pension Benefits	Postretirement Benefits
2015	$86	$13
2016	84	10
2017	88	10
2018	101	10
2019	107	11
2020 - 2024	622	45
Total charges for our defined contribution plans amounted to approximately $6 million for the year ended December 31, 2014 and approximately $3 million for each of the years ended December 31, 2013 and 2012. These charges primarily consisted of contributions to our U.S. plan, commonly known as a 401(k) plan. The U.S. plan provides participating employees the opportunity to invest 1% to 75% of their compensation on a pretax and/or Roth after-tax basis in any of 22 investment options offered, subject to limitations on the amount that may be contributed by highly compensated employees. Participants earned a guaranteed company match of 10% on their contributions of up to 6% of their eligible compensation during 2013 and 2012. Effective as of January 1, 2014, the company match was increased to 25% of employee contributions up to 6% of their pay. Employees are fully vested in company matching contributions after three years of participation in the plan. USG’s contributions are charged to cost of products sold and selling and administrative expenses.

11.	Share-Based Compensation
We grant share-based compensation to eligible participants under our Long-Term Incentive Plan, or LTIP. The LTIP was approved by our Board of Directors and stockholders. As of December 31, 2014, a total of 12.7 million shares of common stock were authorized for grants under the LTIP, of which 3.1 million shares were reserved for future grants. The LTIP authorizes the Board, or the Board’s Compensation and Organization Committee, to provide equity-based compensation in the form of stock options, stock appreciation rights, or SARs, restricted stock, restricted stock units, or RSUs, market share units, or MSUs, performance shares and units, and other cash and share-based awards for the purpose of providing our directors, officers and other employees incentives and rewards for performance. We may issue common shares upon option exercises and upon the vesting or grant of other awards under the LTIP from our authorized but unissued shares or from treasury shares.
Our expense for share-based arrangements was $21 million in 2014, $19 million in 2013 and $17 million in 2012 and is included in selling and administrative expense in our consolidated statements of operations. No income tax benefits were recognized for share-based arrangements in the consolidated statements of operations in 2014, 2013 and 2012. We recognize expense on all share-based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. For awards with graded vesting that only contain a service condition, we recognize expense on a straight-line basis over the service period. Expense is generally reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
STOCK OPTIONS
We granted stock options in 2012 with exercise prices set at the closing price of USG common stock on the date of grant and a weighted average grant date fair value was $8.39. We did not grant stock options in 2014 or 2013. The stock options generally become exercisable in four equal annual installments beginning one year from the date of grant, although they may become exercisable earlier in the event of death, disability, retirement or a change in control. The stock options generally expire ten years from the date of grant, or earlier in the event of death, disability or retirement.
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

Assumptions:	2012
Expected volatility	59.03%
Risk-free rate	1.24%
Expected term (in years)	6.26
Expected dividends	—
A summary of stock options outstanding as of December 31, 2014 and of stock option activity during the fiscal year then ended is presented below:

	Number of Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2014	4,489	$25.54	5.21	$39
Exercised	(420)	11.51
Canceled	(69)	39.70
Forfeited	(18)	15.36
Outstanding at December 31, 2014	3,982	$26.81	4.14	$31
Exercisable at December 31, 2014	3,560	$28.12	4.77	$26
Vested or expected to vest at December 31, 2014	3,982	$26.77	4.17	$31
Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. The total intrinsic value of stock options exercised was $8 million in 2014, $7 million in 2013 and $7 million in 2012 and cash received from the exercise of stock options was $4 million in 2014, $4 million in 2013 and $4 million in 2012. As a result of the NOL we reported for federal tax purposes for 2014, 2013 and 2012, none of the excess tax benefit with respect to these exercises has been reflected in additional paid-in capital as of December 31, 2014.

Included in our federal tax NOL carryforwards is $58 million for which a tax benefit of $20 million will be recorded in additional paid-in capital if the loss carryforward is utilized.
As of December 31, 2014, there was $1 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by stock options granted under the LTIP. We expect that cost to be recognized over a weighted average period of 1.1 years. The total fair value of stock options vested was $2 million during 2014, $10 million during 2013 and $5 million during 2012.
MARKET SHARE UNITS
We granted market share units, or MSUs, during 2014 and 2013. The weighted average grant date fair value was $40.20 for MSUs granted in 2014 and $34.55 for MSUs granted in 2013. MSUs generally vest after a three-year period based on our actual stock price performance during such period. The number of MSUs earned will vary from zero to 150% of the number of MSUs awarded depending on the actual performance of our stock price. In the case of termination of employment due to death, disability or retirement during the performance period, vesting will be pro-rated based on the number of full months employed in 2014. Awards earned will be issued at the end of the three-year period. MSUs may vest earlier in the case of a change in control in most circumstances only if there is also a related loss of employment or diminution of duties. Each MSU earned will be settled in common stock.
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

Assumptions:	2014	2013
Expected volatility	54.93%	60.97%
Risk-free rate	0.63%	0.35%
Expected term (in years)	2.94	2.38
Expected dividends	—	—
Nonvested MSUs outstanding as of December 31, 2014 and MSU activity during 2014 were as follows:

	Weighted Number of Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	359	$34.55
Granted	364	40.20
Vested	(174)	34.29
Forfeited	(38)	37.68
Nonvested at December 31, 2014	511	38.43
Half of the MSUs granted in 2013 vested after a two-year performance period ended December 31, 2014. Of those MSUs granted with a two-year performance period, 174,271 vested for approximately 159,109 common shares based on the actual performance of our stock price. The remaining MSUs with a two-year performance period granted in 2013 were forfeited.
Total unrecognized compensation cost related to nonvested share-based compensation awards represented by MSUs granted under the LTIP was $3 million as of December 31, 2014. We expect that cost to be recognized over a weighted average period of 1.8 years.
RESTRICTED STOCK UNITS
We granted RSUs during 2014, 2013 and 2012. The weighted average grant date fair value was $32.50 in 2014, $29.44 in 2013 and $15.49 in 2012. RSUs granted prior to 2013 generally vest in three equal annual installments beginning three years from the date of grant. RSUs granted as special retention awards, including those granted in 2014, generally vest after a specified number of years from the date of grant or at a specified date and RSUs granted with performance goals vest if those goals are attained. RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing market price of our common stock on the date of grant.

In 2014, we granted RSUs as special retention awards with respect to 69,500 shares of common stock that generally vest in three years from the date of grant.
RSUs outstanding as of December 31, 2014 and RSU activity during 2014 were as follows:

	Number of Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	800	$16.15
Granted	70	32.50
Vested	(403)	14.70
Forfeited	(44)	17.17
Nonvested at December 31, 2014	423	20.12
As of December 31, 2014, there was $3 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by RSUs granted under the LTIP. We expect that cost to be recognized over a weighted average period of 2.3 years. The total fair value of RSUs that vested was $6 million during 2014, $7 million during 2013 and $13 million during 2012.
PERFORMANCE SHARES
We granted performance shares during 2014, 2013 and 2012. The weighted average grant date fair value was $46.46 in 2014, $38.89 in 2013 and $22.96 in 2012. The performance shares generally vest after a period of three years based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from zero to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change in control, and pro-rated awards earned will be settled in common stock at the end of the three-year period.
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

Assumptions:	2014	2013	2012
Expected volatility	54.93%	59.98%	67.63%
Risk-free rate	0.63%	0.43%	0.36%
Expected term (in years)	2.94	2.88	2.89
Expected dividends	—	—	—
Nonvested performance shares outstanding as of December 31, 2014 and performance share activity during 2014 were as follows:

	Weighted Number of Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	308	$28.36
Granted	111	46.46
Vested	(204)	23.00
Forfeited	(12)	42.06
Nonvested at December 31, 2014	203	42.82
With respect to the 225,127 performance shares granted in 2012, for which the three-year performance period ended December 31, 2014, 203,648 performance shares vested for approximately 378,174 common shares. The remaining performance shares granted in 2012 were previously forfeited.
Total unrecognized compensation cost related to nonvested share-based compensation awards represented by performance shares granted under the LTIP was $5 million as of December 31, 2014. We expect that cost to be recognized over a weighted average period of 1.7 years.

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
The number of deferred stock units held by non-employee directors was approximately 164,235 as of December 31, 2014, 182,632 as of December 31, 2013 and 172,124 as of December 31, 2012. We recorded expense related to these deferred stock units of $1 million in 2014, $1 million in 2013 and $3 million in 2012.

12.	Supplemental Balance Sheet Information
INVENTORIES
Inventories as of December 31 consisted of the following:

(millions)	2014	2013
Finished goods and work in progress	$267	$270
Raw materials	62	62
Total	$329	$332
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31 consisted of the following:

(millions)	2014	2013
Land and mineral deposits	$135	$181
Buildings and improvements	1,095	1,139
Machinery and equipment	2,563	2,623
	3,793	3,943
Reserves for depreciation and depletion	(1,885)	(1,840)
Total	$1,908	$2,103
Annual depreciation and depletion expense	$134	$135
ACCRUED EXPENSES
Accrued expenses as of December 31 consisted of the following:

(millions)	2014	2013
Self-insurance reserves	$21	$22
Employee compensation	42	58
Interest	45	48
Restructuring	1	3
Derivatives	18	—
Pension and other postretirement benefits	22	14
Environmental	16	18
Other	55	53
Total	$220	$216

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of accumulated other comprehensive income (loss), or AOCI, are summarized in the following table:

(millions)	Derivatives	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation	Total AOCI
Balance as of January 1, 2012	$28	$(221)	$19	$(174)
Other comprehensive income (loss) before reclassifications	(5)	(81)	22	(64)
Less: Amounts reclassified from AOCI, net of tax	(9)	1	3	(5)
Other comprehensive income (loss), net of tax	4	(82)	19	(59)
Balance as of December 31, 2012	$32	$(303)	$38	$(233)
Other comprehensive income (loss) before reclassifications	4	247	(17)	234
Less: Amounts reclassified from AOCI, net of tax	1	(24)	—	(23)
Other comprehensive income (loss), net of tax	3	271	(17)	257
Balance as of December 31, 2013	$35	$(32)	$21	$24
Other comprehensive loss before reclassifications	(15)	(272)	(68)	(355)
Less: Amounts reclassified from AOCI, net of tax	4	(2)	5	7
Other comprehensive loss, net of tax	(19)	(270)	(73)	(362)
Balance as of December 31, 2014	$16	$(302)	$(52)	$(338)
Amounts reclassified from AOCI, net of tax, for the years ended December 31, 2014 and 2013, were as follows:

(millions)	2014	2013
Derivatives
Net reclassification from AOCI for cash flow hedges included in cost of products sold	$4	$1
Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	—
Net amount reclassified from AOCI	$4	$1

Defined Benefit Plans
Net reclassification from AOCI for amortization of prior service cost included in cost of products sold	$7	$(19)
Net reclassification from AOCI for amortization of prior service cost included in selling and administrative expenses	(10)	(7)
Income tax expense on reclassification from AOCI included in income tax expense (benefit)	1	2
Net amount reclassified from AOCI	$(2)	$(24)

Foreign Currency Translation
Net reclassification from AOCI for translation gains realized upon the deconsolidation of foreign subsidiaries included in gain on deconsolidation	$5	$—
Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	—
Net amount reclassified from AOCI	$5	$—
We estimate that we will reclassify a net $10 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

ASSET RETIREMENT OBLIGATIONS
Changes in our liability for asset retirement obligations during 2014 and 2013 consisted of the following:

(millions)	2014	2013
Balance as of January 1	$132	$139
Accretion expense	7	8
Liabilities incurred	2	3
Changes in estimated cash flows (a)	(13)	(11)
Liabilities settled	(2)	(4)
Foreign currency translation	(3)	(3)
Balance as of December 31	$123	$132

(a)
Changes in estimated cash flows for the year ended December 31, 2014 includes changes in estimates primarily for our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, which we permanently closed during the third quarter of 2011, and our mining operation in Little Narrows, Nova Scotia, Canada as a result of receiving regulatory approval of a revised reclamation plan in 2014.

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

13.    Long-Lived Asset Impairment Charges
Since we began idling plants in 2007, we have continuously evaluated our manufacturing needs by considering the capacity of existing and idled plants and production lines, as well as capital projects for manufacturing facilities, relative to the demand assumptions included in our long-range plan. Although industry and economic factors have improved and we believe that the overall economic recovery is intact, they are improving at a slower pace than expected, requiring us to reconsider the future utilization of idled plants and production lines, and capital projects for manufacturing facilities. As a result, we have recorded the following impairment charges.

(millions)	2014	2013	2012
Ocean vessels	$60	$—	$—
Wallboard lines or facilities	16	—	—
Previously incurred costs related to construction of future facilities	12	—	—
Permanently closed gypsum quarry and ship loading facility	—	—	7
Other	2	—	1
Total long-lived asset impairment charges	$90	$—	$8
2014
In 2014, we recorded long-lived asset impairment charges totaling $90 million, which included the following:
(a) impairment charges of $16 million related to the carrying values of machinery, equipment and buildings at our temporarily idled gypsum quarry and wallboard production facility in Empire, Nevada and at our previously idled and now permanently closed gypsum wallboard line in New Orleans, Louisiana. In addition, in the third quarter of 2014 we permanently closed our wallboard line in Detroit, Michigan. No impairment charge was recorded with respect to our wallboard line in Detroit, Michigan, as these assets were previously impaired at the time the plant was originally idled.
(b) impairment charges of $12 million related to previously incurred and capitalized costs for the construction of two future facilities which we do not anticipate will be built within our planning horizon.

(c) impairment charges of $2 million related to the carrying values of machinery, equipment and buildings at our previously idled and now permanently closed paper production line in Gypsum, Ohio.
(d) impairment charges of $60 million related to our two self-unloading ocean vessels. See Note 14 for further discussion.
The carrying values of the machinery, equipment and buildings at our temporarily idled facility in Empire, Nevada exceeded the estimated future undiscounted cash flows for the remaining useful lives of the assets due to slower than expected acceleration in the markets served by this facility and our forecasts regarding the timing and future rate of recovery in those markets. Based on these conditions, we do not anticipate that the carrying values of the assets at this facility would be recovered prior to end of the assets’ useful lives, and therefore fully impaired these assets. For the production line in Gypsum, Ohio that we deemed to be permanently closed, we fully impaired the long-lived assets specific to that line.
The long-lived asset impairment charges relate solely to our Gypsum segment.
2012
In 2012, we recorded long-lived asset impairment charges of $8 million. These impairment charges were primarily due to a change in estimate related to reclamation activities at our Windsor, Nova Scotia, Canada facility, which resulted in an increase in the related asset retirement obligation by $7 million with a corresponding increase to the long-lived assets at this facility. Consequently, we recorded a long-lived asset impairment charge of $7 million to write the assets down to their fair value of $6 million. We also recorded a $1 million impairment on machinery and equipment for a previously idled production line. Of these long-lived asset impairment charges, $7 million relate to our Gypsum segment and $1 million relate to our Ceilings segment.
14.    Gypsum Transportation Limited
Gypsum Transportation Limited, or GTL, our wholly owned subsidiary, owns two self-unloading ocean vessels. GTL was a party to a five-year contract of affreightment to transship iron ore in and around Sierra Leone since 2011. During the fourth quarter, our trading partner ceased operations, and consequently, we terminated the agreement. As a result of the contract termination, we assessed the recoverability of the carrying value of the vessels and recorded an impairment charge of $60 million. See Note 9 for additional information related to the fair value measurement.
In addition to our two owned vessels, GTL leased a third vessel for the use in the same transhipment agreement. We recorded a contract termination charge of $6 million, initially measured at fair value at the cease-use date, for costs that will continue to be incurred under this lease for the remaining term without economic benefit to us. The actual amount of cash payments made for lease contract termination costs will be dependent upon our ongoing negotiations with the lessor and will be paid in 2015.
The trade receivable owed from our trading partner was $9 million as of December 31, 2014. We have deemed this balance to be uncollectible and recorded a $9 million provision for bad debt.
Each of these charges relating to our GTL operations was recorded within our Gypsum segment. The impairment charge for the two owned vessels is recorded within long-lived asset impairment charges on our consolidated statement of operations. The contract termination charge and provision for bad debt are recorded within contract termination charge and loss on receivable on our consolidated statement of operations.
In February 2015, as consideration for DVB Bank SE’s consent to allow GTL to enter into certain future contracts of affreightment, GTL voluntarily repaid $2 million of the outstanding loan balance under its secured loan facility. The repayment provisions of the secured loan facility have not otherwise been modified from the terms as described in Note 7 to these consolidated financial statements. The voluntary repayment was not classified in the current portion of long-term debt on our consolidated balance sheets as of December 31, 2014.

15.	Restructuring Charges
As part of our continuing efforts to adapt our operations to market conditions, we implemented restructuring activities in 2013 and 2012 that resulted in the following restructuring charges:

(millions)	2014	2013	2012
Severance	—	2	6
Lease obligations	—	(1)	—
Other exit costs	—	2	4
Total	$—	$3	$10
2013
Total restructuring charges of $3 million primarily consisted of severance related to various cost-reduction programs, including our December 2012 management workforce reduction and salaried workforce reductions across various functional areas resulting from our initiatives to centralize and consolidate certain back-office operations as well as other exit costs.
2012
Total restructuring charges of $10 million primarily related to salaried workforce reductions. As a result of these actions, the number of salaried employees terminated and open salaried positions eliminated was approximately 90 and the number of hourly employees terminated and open hourly positions eliminated was approximately 40.
Restructuring Reserve
A restructuring reserve of $8 million was included in accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2014. We expect future payments to be approximately $1 million in 2015, $1 million in 2016 and $6 million after 2016. On a segment basis, $1 million of all expected future payments relate to Gypsum, $6 million to Distribution and $1 million to Corporate. All restructuring-related payments were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand.
The restructuring reserve for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	Balance as of January 1	Annual Activity		Balance as of December 31
(millions)		Charges	Cash Payments
2014 Activity:
Severance	$1	$—	$—	$1
Lease obligations	10	—	(3)	7
Other exit costs	—	—	—	—
Total	$11	$—	$(3)	$8
2013 Activity:
Severance	$5	$2	$(6)	$1
Lease obligations	15	(1)	(4)	10
Other exit costs	—	2	(2)	—
Total	$20	$3	$(12)	$11
2012 Activity:
Severance	$4	$6	$(5)	$5
Lease obligations	21	—	(6)	15
Other exit costs	9	4	(13)	—
Total	$34	$10	$(24)	$20

16.	Segments

As discussed in Note 1, effective April 1, 2014 we changed the composition of our reportable segments. Prior-year results have been recast to conform with the new presentation of reportable segments. Our operations are organized into four reportable segments: Gypsum (previously North American Gypsum), Ceilings (previously Worldwide Ceilings), Distribution (previously Building Products Distribution) and USG Boral Building Products, or UBBP. Segment results were as follows:

GYPSUM, CEILINGS AND DISTRIBUTION

	For the year ended December 31,
(millions)	2014	2013	2012
Net Sales:
Gypsum	$2,403	$2,262	$1,988
Ceilings	513	568	558
Distribution	1,345	1,245	1,145
Eliminations	(537)	(505)	(467)
Total	$3,724	$3,570	$3,224

Operating Profit (Loss):
Gypsum	$169	$261	$109
Ceilings	87	98	88
Distribution	16	6	(33)
Corporate	(109)	(93)	(82)
Eliminations	(1)	(14)	(9)
Total	$162	$258	$73

Depreciation, Depletion and Amortization:
Gypsum	$116	$115	$114
Ceilings	14	14	15
Distribution	12	12	12
Corporate	12	14	15
Total	$154	$155	$156

Capital Expenditures:
Gypsum	$96	$66	$50
Ceilings	30	54	14
Distribution	5	3	5
Corporate	1	1	1
Total	$132	$124	$70

Assets:		December 31, 2014	December 31, 2013
Gypsum		$2,106	$2,227
Ceilings		285	389
Distribution		412	406
Corporate		547	1,118
Equity method investments		735	73
Eliminations		(91)	(92)
Total		$3,994	$4,121

GEOGRAPHIC INFORMATION

	For the year ended December 31,
(millions)	2014	2013	2012
Net Sales:
United States	$3,220	$3,029	$2,702
Canada	406	417	408
Other Foreign	283	309	288
Geographic transfers	(185)	(185)	(174)
Total	$3,724	$3,570	$3,224

Long-lived assets, consisting of property, plant and equipment, net, by geographic location were as follows:
(millions)		December 31, 2014	December 31, 2013
Long-Lived Assets:
United States		$1,665	$1,691
Canada		112	128
Other Foreign		131	284
Total		$1,908	$2,103

UBBP	For the year ended December 31,
(millions)	2014 (a)
Net sales	$927
Operating profit	95
Net income attributable to UBBP	67
Depreciation, depletion, and amortization	31
Capital expenditures	40

December 31, 2014
Assets	$1,435

UBBP GEOGRAPHIC INFORMATION	For the year ended December 31,
(millions)	2014 (a)
Net Sales:
Australia	$312
South Korea	197
China	122
Thailand	133
Other	206
Geographic Transfers	(43)
Total	$927

(a)	Operating results are presented for UBBP for the ten months ended December 31, 2014.

Long-lived assets, consisting of property, plant and equipment, net, by geographic location for UBBP were as follows:
(millions)	December 31, 2014
Long-Lived Assets:
Australia	$245
South Korea	113
China	127
Oman	96
Thailand	72
Other	78
Total	$731
OTHER SEGMENT INFORMATION
Segment operating profit (loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses that benefit more than one segment.
Restructuring charges by segment were as follows:

(millions)	2014	2013	2012
Gypsum	$—	$3	$8
Ceilings	—	—	—
Distribution	—	(1)	—
Corporate	—	1	2
Total	$—	$3	$10
Our share of UBBP's restructuring charges recorded during 2014 amounted to $2 million and was included as a reduction to our share of income from equity method investments recorded for the ten months ending December 31, 2014. The charges primarily relate to severance. See Note 13 and Notes 14 and 15 for additional information regarding long-lived asset impairment charges and restructuring charges, respectively.
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
The Home Depot, Inc. accounted for approximately 16% of our consolidated net sales in 2014 and approximately 15% of our sales in both 2013 and 2012. Our Gypsum, Ceilings and Distribution segments had net sales to The Home Depot, Inc. in each of those years.

17.	Income Taxes
Income (loss) from continuing operations before income taxes consisted of the following:

(millions)	2014	2013	2012
U.S.	$27	$17	$(198)
Foreign	19	42	28
Total	$46	$59	$(170)
Income tax expense (benefit) on continuing operations consisted of the following:

(millions)	2014	2013	2012
Current:
Federal	$—	$—	$—
Foreign	2	10	8
State	1	1	—
	3	11	8
Deferred:
Federal	—	(2)	3
Foreign	4	2	1
State	—	—	—
	4	—	4
Total	$7	$11	$12

For our continuing operations, differences between actual provisions for income taxes and provisions for income taxes at the U.S. federal statutory rate (35%) were as follows:

(millions)	2014	2013	2012
Taxes on income (loss) from continuing operations at U.S. federal statutory rate	$16	$21	$(60)
Foreign earnings subject to different tax rates (a)	16	(6)	(5)
State income tax, net of federal benefit	1	1	(6)
Change in valuation allowance	(9)	(8)	76
Income from equity method investments	(12)	—	—
Withholding taxes	2	6	—
Other, net	(1)	(3)	7
Tax release from AOCI	(2)	—	—
Gain on deconsolidation	(7)	—	—
Tax benefit not realized on pension loss	3	—	—
Provision for income tax expense	$7	$11	$12
Effective income tax rate	15.3%	18.6%	(7.1)%

(a)	Foreign earnings subject to different tax rates includes amounts related to impairments and other charges associated with our GTL business.

Significant components of deferred tax assets and liabilities as of December 31 were as follows:

(millions)	2014	2013
Deferred Tax Assets:
Net operating loss and tax credit carryforwards	$944	$1,043
Pension and postretirement benefits	196	110
Goodwill and other intangible assets	29	33
Reserves not deductible until paid	47	31
Self insurance	15	15
Capitalized interest	15	12
Inventories	8	8
Share-based compensation	37	35
Other	11	—
Deferred tax assets before valuation allowance	1,302	1,287
Valuation allowance	(1,023)	(995)
Total deferred tax assets	$279	$292
Deferred Tax Liabilities:
Property, plant and equipment	278	290
Other	—	(1)
Total deferred tax liabilities	278	289
Net deferred tax assets	$1	$3
We have established a valuation allowance in the amount of $1.023 billion consisting of $773 million for federal deferred tax assets, $249 million for state deferred tax assets and $1 million for foreign deferred tax assets.
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
As of December 31, 2014, we had federal NOL carryforwards of approximately $1.898 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $46 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $2.028 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire in 2015.
As of December 31, 2014, we had a gross deferred tax asset of $244 million related to state NOLs and tax credit carryforwards, of which $1 million will expire in 2015. The remainder will expire if unused in years 2016 through 2033. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.
We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of December 31, 2014, against a portion of which we have historically maintained a valuation allowance.
During periods prior to 2014, we established a valuation allowance against our deferred tax assets totaling $995 million. Based upon an evaluation of all available evidence, we recorded an increase in the valuation allowance against our deferred tax assets of $28 million in 2014. The increase in the valuation allowance of $112 million primarily related to the increase in deferred tax assets for pension and other post retirement benefits. This increase was offset by a decrease of $47 million related to current taxable earnings and $37 million in other discrete items. As a result, our deferred tax assets valuation allowance is $1.023 billion as of December 31, 2014. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. Our net deferred tax assets were $1 million as of December 31, 2014 and $3 million as of December 31, 2013.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 2.80% for December 2014. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of December 31, 2014, our annual U.S. federal NOL utilization would have been limited to approximately $113 million per year.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(millions)	2014	2013	2012
Balance as of January 1	$22	$16	$12
Tax positions related to the current period:
Gross increase	2	4	2
Gross decrease	—	—	—
Tax positions related to prior periods:
Gross increase	—	2	5
Gross decrease	—	—	—
Settlements	(2)	—	(3)
Lapse of statutes of limitations	—	—	—
Balance as of December 31	$22	$22	$16
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). The total amounts of interest expense and penalties recognized on our consolidated balance sheets were $3 million and $2 million, respectively, as of December 31, 2014 and 2013. The total amounts of interest and penalties recognized in our consolidated statements of operations was zero in 2014, zero for 2013 and $1 million for 2012. The total amounts of unrecognized tax benefit that, if recognized, would affect our effective tax rate were $5 million for 2014, $7 million for 2013 and $7 million for 2012.
Our federal income tax returns for 2008 and prior years have been examined by the Internal Revenue Service. The U.S. federal statute of limitations remains open for the year 2006 and later years. We are under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the examinations and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit may change within the next 12 months by a range of $0 million to $6 million. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.
We do not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $540 million as of December 31, 2014. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. The estimate of the amount of the deferred tax liability on such earnings is $12 million, consisting of foreign withholding taxes.

18.	Earnings (Loss) Per Share
The reconciliation of basic income (loss) per share to diluted income (loss) per share is shown in the following table:

(millions, except per-share data)	2014	2013	2012
Income (loss) from continuing operations	$39	$48	$(182)
Net income (loss) attributable to noncontrolling interest	1	(1)	$1
Income (loss) from continuing operations attributable to USG	$38	$49	$(183)
Income (loss) from discontinued operations	(1)	(2)	2
Gain on sale of discontinued operations	—	—	55
Net income (loss) attributable to USG	$37	$47	$(126)
Effect of dilutive securities - RSUs, MSUs, performance shares and stock options	—	—	—
Effect of dilutive securities - 10% convertible senior notes	—	—	—
Effect of dilutive securities - Deferred compensation program for non-employee directors	—	—	—
Income (loss) available to shareholders	$37	$47	$(126)

Average common shares	141.7	108.9	106.4
Dilutive RSUs, MSUs, performance shares and stock options	2.4	2.5	—
Common shares issuable upon conversion of our 10% convertible senior notes	—	—	—
Deferred shares associated with a deferred compensation program for non-employee directors	0.2	—	—
Average diluted common shares	144.3	111.4	106.4

Basic earnings (loss) per average common share:
Income (loss) from continuing operations attributable to USG	$0.27	$0.45	$(1.72)
Income (loss) from discontinued operations	(0.01)	(0.02)	0.53
Net income (loss) attributable to USG	$0.26	$0.43	$(1.19)

Diluted earnings (loss) per average common share:
Income (loss) from continuing operations attributable to USG	$0.26	$0.44	$(1.72)
Income (loss) from discontinued operations	(0.01)	(0.02)	0.53
Net income (loss) attributable to USG	$0.25	$0.42	$(1.19)
The diluted loss per share in 2012 was computed using the weighted average number of common shares outstanding during the year.
Stock options, RSUs, MSUs, performance shares and common shares issuable upon conversion of our 10% convertible senior notes that were not included in the computation of diluted earnings (loss) per share for those periods because their inclusion was anti-dilutive were as follows:

(millions, common shares)	2014	2013	2012
Stock options, RSUs, MSUs and performance shares	2.1	2.2	7.9
10% convertible senior notes due 2018 (a)	—	6.6	35.1

(a)	In December 2013 and April 2014, we converted $325 million and $75 million, respectively, of our 10% convertible senior notes due 2018 into common shares. See further discussion in Note 7.

19.	Oman Investment
In June of 2012, we entered into a strategic partnership with the Zawawi Group in Oman to establish a mining operation by acquiring 55% of Zawawi Gypsum LLC, or ZGL, which holds the mining rights to a gypsum quarry in Salalah, Oman. Quarry mining operations commenced in October 2013. The second phase of the partnership is a 50/50 manufacturing venture, USG-Zawawi Drywall LLC, or ZDL, to build and operate a low cost wallboard plant in Oman. Wallboard production operations are expected to commence by the first half of 2015.
We accounted for the acquisition of the mining rights as an asset acquisition and measured our interest in the mining rights at our cost. The mining rights will be depleted based upon tonnage mined relative to the total probable capacity in the quarry, and are presented within total property, plant and equipment in our consolidated balance sheet as of December 31, 2013. We determined that both entities are variable interest entities (VIEs), and, as such, we consolidated the VIEs through February 27, 2014 when our interests in ZGL and ZDL were contributed to UBBP. See Note 3.
As of December 31, 2013, other liabilities included approximately $8 million of loans payable and the related accrued interest due to the joint venture partner. We contributed our Oman joint ventures, including these loans, to UBBP on February 27, 2014; therefore, the loans payable are no longer reflected on our balance sheet as of December 31, 2014. Also as a result of our contribution of our Oman joint ventures to UBBP, non-controlling interest within shareholders' equity decreased by approximately $24 million.
See Note 7 for a description of the credit facilities entered into by our joint ventures in Oman in June 2013.

20.	Stockholder Rights Plan
We have a stockholder rights plan, or the Rights Plan, established under the terms of a rights agreement dated December 21, 2006, as amended, with Computershare Trust Company N.A., as Rights Agent, or the Rights Agreement. Our board of directors adopted the Rights Plan to protect our stockholders from coercive takeover practices or takeover bids that are inconsistent with their best interests.
On March 22, 2013, our board of directors approved an amendment to the Rights Agreement in an effort to protect our NOL carryforwards. Our stockholders ratified, on an advisory basis, the March 22, 2013 amendment to our Rights Agreement at our 2013 annual meeting of stockholders. On February 11, 2015, our board of directors approved another amendment to the Rights Agreement. The primary purpose of the foregoing amendments is to protect the value of the Company's NOLs and related tax benefits. The Rights Agreement, as amended, provides that if any person becomes the beneficial owner of 4.9% or more of our common stock, stockholders other than the 4.9% triggering stockholder will have the right to purchase additional shares of our common stock at half the market price, thereby diluting the triggering stockholder; provided that stockholders whose beneficial ownership exceeded 4.9% of our common stock outstanding on February 11, 2015 will not be deemed to have triggered the Rights Agreement, as amended, so long as they do not thereafter acquire additional common stock other than in certain specified exempt transactions.
The Company’s ability to use its NOLs could be substantially reduced if the Company experiences an “ownership change,” as defined under Section 382 of the Internal Revenue Code of 1986 (the “Code”). The amendment adopted on February 11, 2015 maintains previously adopted protections and modifies, until March 22, 2016 (or such earlier time that the Board determines that no Tax Benefits (as defined in the Rights Agreement) may be carried forward or that the Rights Agreement is no longer necessary for the protection of Tax Benefits) (the “Special Period”), the definition of when a Person (as defined in the Rights Agreement) will be deemed the “Beneficial Owner” of, and to “Beneficially Own,” securities under the Rights Agreement to align with the definition of ownership under Section 382 of the Code. Under the revised definition, during the Special Period, only acquisitions that would result in ownership of more than 4.9% of the Company’s then-outstanding shares of common stock, as determined pursuant to Section 382 of the Code, would cause a stockholder to be deemed an “Acquiring Person,” subject to certain specified exempt transactions. Upon the expiration of the Special Period, the triggering threshold level under the Rights Plan will revert to the 15% level in effect prior to the amendment on March 22, 2013, and the definition of “Beneficial Owner” and “Beneficially Own” will revert to a definition that does not track Section 382 of the Code.
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

21.	Lease Commitments
We lease some of our offices, buildings, machinery and equipment, and autos under noncancelable operating leases. These leases have various terms and renewal options. Lease expense amounted to $75 million in 2014 and $73 million in 2013 and 2012, respectively. Future minimum lease payments required under operating leases with initial or remaining noncancelable terms in excess of one year as of December 31, 2014 were as follows:

(millions)	2015	2016	2017	2018	2019	After 2019
Future minimum lease payments	$69	$59	$52	$41	$29	$42

22.	Litigation
WALLBOARD PRICING CLASS ACTION LAWSUITS
In late 2012, USG Corporation and United States Gypsum Company were named as defendants in putative class action lawsuits alleging that since at least September 2011, U.S. wallboard manufacturers conspired to fix and raise the price of gypsum wallboard sold in the United States and to effectuate the alleged conspiracy by ending the practice of providing job quotes on wallboard. These lawsuits are consolidated for pretrial proceedings in multi-district litigation in the United States District Court for the Eastern District of Pennsylvania, under the title In re: Domestic Drywall Antitrust Litigation, MDL No. 2437. One group of plaintiffs purports to bring their claims on behalf of a class of entities that purchased gypsum wallboard in the United States directly from any of the defendants or their affiliates from January 1, 2012 to the present. The second group of plaintiffs purports to bring their claims on behalf of indirect purchasers of gypsum wallboard who from January 1, 2012 through the present indirectly purchased wallboard in the United States from the defendants or their affiliates for end use and not for resale.
In the fall of 2013, similar lawsuits were filed in Quebec and Ontario courts on behalf of purchasers of wallboard in Canada. These Canadian lawsuits also name as defendants CGC, as well as other Canadian and U.S. wallboard manufacturers.
USG has denied the allegations made in these wallboard pricing lawsuits, believes these cases are without merit, and that USG’s actions were at all times lawful. U.S. antitrust litigation, however, is expensive and protracted, and carries the risk of triple damages and joint and several liability. To avoid the expense, risk and further distraction of management, in October 2014, we entered into a settlement agreement in principle with the attorneys representing the direct and indirect purchaser plaintiff classes in the U.S. wallboard pricing lawsuits. In the first quarter of 2015, we executed final settlement agreements with the attorneys representing the direct and indirect purchaser plaintiff classes, and those settlement agreements will be filed with the Court for approval. If the settlements are preliminarily approved by the Court, notice of the settlements will be provided to potential class members who will be given the opportunity to participate in the settlements, or, alternatively, opt out of the settlements by a deadline specified in the Court notice. Persons who opt out of the settlements are not bound by the settlements, and may separately purse their claims. After the opt out deadline has passed, the Court will then determine whether to enter final approval of the settlements. Assuming the Court enters final approval of the settlement, USG will pay a maximum of $48 million to resolve the currently pending U.S. direct and indirect purchaser class action cases. Accordingly, we recorded a $48 million charge in the third quarter of 2014 related to these settlements. If we are unable to settle the U.S. litigation under the terms set forth in the settlement agreements, or at all, there can be no assurance that the outcome of these lawsuits will not have a material effect on our business, financial condition, operating results or cash flows.
The settlement described above does not include the Canadian lawsuits. At this stage of the Canadian lawsuits, we are not able to estimate the amount, if any, of any reasonably possible loss or range of reasonably possible losses. We believe, however, that these Canadian lawsuits will not have a material effect on our results of operations, financial position, or cash flows.
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of December 31, 2014 and December 31, 2013 we had an accrual of $16 million and $18 million, respectively, for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our results of operations, financial position or cash flows.
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

23.	Quarterly Financial Data (unaudited)

	Quarter
(millions, except share data)	First	Second	Third	Fourth
2014
Net sales	$850	$948	$972	$954
Gross profit	143	175	176	160
Operating profit (loss) (b)	66	98	22	(24)
Income (loss) from continuing operations (b)	45	58	(11)	(53)
Loss from discontinued operations, net of tax	—	(1)	—	—
Net income (loss) attributable to USG (b)	45	57	(12)	(53)
Income (loss) from continuing operations per common share:
Basic (a)	0.33	0.40	(0.09)	(0.36)
Diluted (a)	0.32	0.39	(0.09)	(0.36)
2013
Net sales	$814	$916	$925	$915
Gross profit	124	151	155	151
Operating profit (c)	49	74	75	60
Loss from continuing operations (c)	2	25	24	(3)
Loss from discontinued operations, net of tax	—	—	(1)	(1)
Net income (loss) attributable to USG (c)	2	25	23	(3)
Income (loss) from continuing operations per common share:
Basic (a)	0.02	0.23	0.23	(0.02)
Diluted (a)	0.02	0.22	0.22	(0.02)

(a)	The sum of the four quarters is not necessarily the same as the total for the year.

(b)
Operating profit (loss), income (loss) from continuing operations, and net income (loss) attributable to USG for the third quarter of 2014 included a litigation settlement charge of $48 million and long-lived asset impairment charges of $30 million and for the fourth quarter of 2014 included a long-lived asset impairment charge of $60 million, contract termination charge and loss of receivable of $15 million, and pension settlement charges of $13 million.

(c)	Gross profit, operating profit, income (loss) from continuing operations, and net income (loss) attributable to USG for the fourth quarter of 2013 included pension settlement charges of $16 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
We have audited the accompanying consolidated balance sheets of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement Schedule II-Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2015 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 12, 2015

USG CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
(millions)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Balance at end of period
Year ended December 31, 2014:
Doubtful accounts	$10	$9	$1	$—	$20
Cash discounts	2	45	—	(45)	2
Income tax valuation allowance	995	1	112	(85)	1,023
Year ended December 31, 2013:
Doubtful accounts	14	—	1	(5)	10
Cash discounts	2	42	—	(42)	2
Income tax valuation allowance	1,125	(2)	—	(128)	995
Year ended December 31, 2012:
Doubtful accounts	15	7	—	(8)	14
Cash discounts	2	38	—	(38)	2
Income tax valuation allowance	1,042	1	82	—	1,125

(a)	Reflects receivables written off as related to doubtful accounts, discounts allowed as related to cash discounts and reductions in the income tax valuation allowance.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.
February 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
We have audited the internal control over financial reporting of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Corporation and our report dated February 12, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 12, 2015

(c)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
On February 11, 2015, our Board of Directors (the "Board") approved our 2015 Annual Management Incentive Program (the "2015 Program"), upon the recommendation of the Compensation and Organization Committee of the Board. Under the 2015 Program, 50% of the par incentive award for each of USG’s named executive officers is based on a formula related to adjusted consolidated net earnings and 50% is based on specified operating and financial targets. The Board also approved the following operating and financial targets for USG’s named executive officers under the 2015 Program: North American operations adjusted operating profit, L&W Supply adjusted operating profit, USG Boral Building Products adjusted equity income, wallboard cost and selling, general and administrative expenses. Each named executive officer has been assigned one to five of these targets, as applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant (as of February 12, 2015):

Name	Age	Present Position and Business Experience During the Last Five Years
James S. Metcalf	57	Chairman of the Board of Directors since December 2011.
		President and Chief Executive Officer since January 2011.
		President and Chief Operating Officer prior thereto.

Stanley L. Ferguson	62	Executive Vice President, General Counsel and Secretary since January 2013. Executive Vice President and General Counsel prior thereto.

Christopher R. Griffin	52	Executive Vice President and Chief Operating Officer since October 2013.
		Executive Vice President – Operations to October 2013.
		Senior Vice President, President, USG International and President, CGC Inc., to September 2010. Vice President to February 2010.

Matthew F. Hilzinger	51	Executive Vice President since April 2012 and Chief Financial Officer since May 2012.
		Executive Vice President and Chief Integration Officer, Exelon Corporation, in March 2012.
		Senior Vice President and Chief Financial Officer, Exelon Corporation, to March 2012.

Brian J. Cook	57	Senior Vice President, Human Resources and Communications since May 2013.
		Senior Vice President, Human Resources prior thereto.

Dominic A. Dannessa	58	Senior Vice President and Chief Technology Officer since February 2010.
		Vice President and Chief Technology Officer prior thereto.

Mary A. Martin	59	Vice President and Associate General Counsel since July 2009.
		Associate General Counsel prior thereto.

Jennifer F. Scanlon	48	Senior Vice President since October 2013 and President, International since September 2010.
		Vice President and Chief Information Officer to September 2010.

Kenneth R. Banas	40	Vice President and Treasurer since January 2015.
		Treasurer, April 2013 to December 2014.
		Senior Director, Investor Relations, December 2011 to March 2013.
		Senior Director EPMO, May 2010 to November 2011 and Director EPMO prior thereto.

Jeanette A. Press	39	Vice President and Controller since January 2015.
		Controller, September 2012 to December 2014.
		Senior Director, Accounting and Reporting, March 2011 to August 2012.
		Audit Senior Manager at KPMG LLP prior thereto.

Chris A. Rosenthal	51	Vice President, Compensation, Benefits and Corporate Services since January 2015.
		Senior Director Compensation, Benefits and Corporate Services, March 2014 to December 2014.
		Senior Director HR Operations, September 2012 to February 2014 and Vice President, HR, L&W Supply Corporation prior thereto.

Srinivas	50	Vice President, Corporate Innovation Center since January 2015.
Veeramasuneni		Senior Director, Corporate Innovation Center, December 2013 to December 2014 and Senior Director, Research prior thereto.

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
Other information required by this Item 10 is included under the headings “Director Nominees and Directors Continuing in Office,” “Committees of the Board of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 13, 2015, which information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is included under the heading “Compensation of Executive Officers and Directors” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 13, 2015, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of December 31, 2014 about our common stock that may be issued upon exercise of options under our Long-Term Incentive Plan, which was approved by our stockholders. The features of this plan are discussed further in Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Share-Based Compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reported in column one)
Equity compensation plans approved by stockholders	3,559,771	$28.12	3,007,128
Equity compensation plans not approved by stockholders	—	—	—
Total	3,559,771	$28.12	3,007,128
Other information required by this Item 12 is included under the headings “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 13, 2015, which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is included under the heading “Certain Relationships and Related Transactions” and “Director Independence” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 13, 2015, which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 is included under the heading “Independent Registered Public Accounting Firm Fees and Services” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 13, 2015, which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1 and 2. See Part II, Item 8, Financial Statements and Supplementary Data, for an index of our consolidated financial statements and supplementary data schedule.
3. The information in the Exhibit Index of this Annual Report on Form 10-K is incorporated into this Item 15(a)3 by reference.

(b)	The information in the Exhibit Index of this Annual Report on Form 10-K is incorporated into this Item 15(b) by reference.
(c)     Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.
(i) The audited consolidated financial statements of USG Boral Building Products Pte. as of and for the period from January 14, 2014 to June 30, 2014, including the report of Deloitte & Touche, independent certified public accountants, filed pursuant to Rule 3-09 of Regulation S-X, are incorporated by reference to Exhibit 99.1.
(ii) The audited consolidated financial statements of USG Boral Building Products Pty Limited as of and for the year ended June 30, 2014, including the report of KPMG, independent auditors, filed pursuant to Rule 3-09 of Regulation S-X, are incorporated by reference to Exhibit 99.2.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USG CORPORATION

February 12, 2015

	By:	/s/ Matthew F. Hilzinger
Matthew F. Hilzinger
Executive Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ James S. Metcalf	February 12, 2015
JAMES S. METCALF
Director, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew F. Hilzinger	February 12, 2015
MATTHEW F. HILZINGER
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Jeanette A. Press	February 12, 2015
JEANETTE A. PRESS
Vice President and Controller
(Principal Accounting Officer)

JOSE ARMARIO, THOMAS A. BURKE,	By:	/s/ Matthew F. Hilzinger
MATTHEW CARTER JR.,		Matthew F. Hilzinger
GRETCHEN R. HAGGERTY,		Attorney-in-fact
WILLIAM H. HERNANDEZ, BRIAN A. KENNEY,		February 12, 2015
RICHARD P. LAVIN, STEVEN F. LEER
Directors

EXHIBIT INDEX

Exhibit Number	Exhibit

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

3.3	Amendment to Restated Certificate of Incorporation of USG (incorporated by reference to Exhibit 3.1 to USG Corporation's Current Report on Form 8-K dated May 10, 2013)

3.4	Amended and Restated By-Laws of the Company, dated as of November 13, 2014 (incorporated by reference to Exhibit 3.1 to USG Corporation’s Current Report on Form 8-K dated November 18, 2014)

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007)

4.2
Rights Agreement, dated as of December 21, 2006, between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Registration Statement on Form 8-A dated December 21, 2006)

4.3
Amendment No. 1 to Rights Agreement, dated as of December 5, 2008, to the Rights Agreement, dated as of December 21, 2006, by and between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 1 to Form 8-A dated December 5, 2008)

4.4
Amendment No. 2 to Rights Agreement, dated as of March 22, 2013, between USG Corporation and Computershare Trust Company, N.A., as rights agent (successor-in-interest to Computershare Investor Services LLC) (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 2 to Form 8-A dated March 22, 2013)

4.5
Amendment No. 3 to Rights Agreement, dated as of February 11, 2015 between USG Corporation and Computershare Trust Company, N.A., as rights agent (successor-in-interest to Computershare Investor Services LLC) (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 3 to Form 8-A dated February 11, 2015)

4.6
Indenture, dated as of November 1, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated November 20, 2006, or the November 2006 8-K)

4.7
Supplemental Indenture No. 1, dated as of November 17, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.02 to the November 2006 8-K)

4.8	Form of 7.750% Senior Note due 2018 (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated September 26, 2007)

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

4.13
Supplemental Indenture No. 4, dated as of April 12, 2012, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation's Current Report on Form 8-K dated April 12, 2012)

4.14
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

10.2	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated October 2, 2008, or the First October 2008 8-K) *

10.3	Form of Employment Agreement (form used since January 1, 2015)* **

10.4	Form of Change in Control Severance Agreement (Tier 1 Benefits) (incorporated by reference to Exhibit 10.2 to the First October 2008 8-K) *

10.5	Form of Change in Control Severance Agreement (Tier 2 Benefits) (incorporated by reference to Exhibit 10.3 to the First October 2008 8-K) *

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to USG Corporation’s Annual Report on Form 10-K dated February 15, 2008, or the 2007 10-K) *

10.7
Employment Agreement, effective as of April 16, 2012, between USG Corporation and Matthew Hilzinger (incorporated by reference to Exhibit 10.1 to USG Corporation's Current Report on Form 8-K dated March 26, 2012, or the March 2012 8-K) *

10.8	Change in Control Severance Agreement, dated as of April 16, 2012, between USG Corporation and Matthew Hilzinger (incorporated by reference to Exhibit 10.2 to the March 2012 8-K) *

10.9
USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated Effective as of January 1, 2005) (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated November 14, 2005) *

10.10
Amendment No. 1 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated August 3, 2006, or the second quarter 2006 10-Q) *

10.11
Amendment No. 2 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.8 to USG Corporation’s Quarterly Report on Form 10-Q dated April 30, 2007) *

10.12	USG Corporation Non-Employee Director Compensation Program (Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.18 to the 2007 10-K) *

10.13
Amendment No. 1 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.10 to USG Corporation’s Annual Report on Form 10-K dated February 11, 2011, or the 2010 10-K) *

10.14
Amendment No. 2 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008 and amended November 12, 2010) (incorporated by reference to Exhibit 10.11 to the 2011 10-K)*

10.15	Amendment No. 3 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008 and amended November 12, 2010 and November 10, 2011)*

10.16	Amendment No. 4 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008 and amended November 12, 2010, November 10, 2011 and November 14, 2013)* **

10.17	USG Corporation Deferred Compensation Program for Non-Employee Directors (as Amended and Restated effective December 31, 2008) (incorporated by reference to Exhibit 10.10 to the 2008 10-K) *

10.18
Fourth Amendment and Restatement Agreement, dated as of October 22, 2014, among USG Corporation and CGC Inc., as borrowers, and JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., Toronto Branch, as administrative agents, and the lenders party thereto**

10.19
Fourth Amended and Restated Credit Agreement, dated as of October 22, 2014, among USG Corporation and CGC Inc., as borrowers, JPMorgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., Toronto Branch, as administrative agents, the lenders party thereto and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-syndication agents**

10.20	Amended and Restated Guarantee Agreement dated as of October 22, 2014 among USG Corporation, CGC Inc., the subsidiary guarantors party thereto and JP Morgan Chase Bank, N.A., as administrative agent**

10.21	U.S. Pledge and Security Agreement dated as of January 7, 2009 among USG Corporation, the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent**

10.22	Canadian Pledge and Security Agreement dated as of October 22, 2014 among CGC Inc., the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent**

10.23
2014 Annual Management Incentive Program of USG Corporation (Executive Officers Only) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Form 8-K filed as of February 13, 2014, or the February 2014 8-K)*

10.24	2015 Annual Management Incentive Program of USG Corporation (Executive Officers Only)* **

10.25	USG Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.31 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007) *

10.26	First Amendment of USG Corporation Deferred Compensation Plan, effective as of April 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.25 to the 2008 10-K) *

10.27
Second Amendment of USG Corporation Deferred Compensation Plan, effective as of April 1, 2007 and dated September 5, 2012 (incorporated by reference to Exhibit 10.1 to USG Corporation's Quarterly Report on Form 10-Q dated October 23, 2014)*

10.28	Third Amendment of USG Corporation Deferred Compensation Plan, effective as of April 1, 2007 and dated November 21, 2014* **

10.29
USG Corporation Long-Term Incentive Plan (as amended effective May 12, 2010) (incorporated by reference to Annex C to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 12, 2010, or the 2010 Proxy Statement) *

10.30	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the second quarter 2006 10-Q) *

10.31	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 28, 2007, or the March 2007 8-K) *

10.32	Form of USG Corporation Restricted Stock Units Agreement (Annual Grant) (incorporated by reference to Exhibit 10.2 to the March 2007 8-K) *

10.33	Form of USG Corporation Restricted Stock Units Agreement (Retention Grant) (incorporated by reference to Exhibit 10.3 to the March 2007 8-K) *

10.34	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.36 to the 2008 10-K) *

10.35	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to the 2008 10-K) *

10.36	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 to USG Corporation’s Annual Report on Form 10-K dated February 12, 2010, or the 2009 10-K) *

10.37	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.31 to the 2009 10-K) *

10.38	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.7 to the 2010 10-Q) *

10.39	Form of Amended and Restated Performance Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.36 to the 2011 10-K) *

10.40
Form of USG Corporation Performance Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to USG Corporation's Quarterly Report on Form 10-Q dated October 26, 2012, or the third quarter 2012 10-Q) *

10.41	Form of USG Corporation Market Share Units Agreement (incorporated by reference to Exhibit 10.40 to the 2012 10-K)*

10.42	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.41 to the 2012 10-K)*

10.43	Form of USG Corporation Market Share Units Agreement (incorporated by reference to Exhibit 10.2 to the February 2014 8-K)*

10.44	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.3 to the February 2014 8-K)*

10.45	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation's Quarterly Report on Form 10-Q dated July 24, 2014)*

10.46	Form of USG Corporation Market Share Units Agreement* **

10.47	Form of USG Corporation Performance Shares Agreement* **

10.48	Changes to Equity Awards for Compliance With Section 409A (incorporated by reference to Exhibit 10.39 to the 2008 10-K) *

10.49	USG Corporation Management Incentive Plan (incorporated by reference to Annex B to the 2010 Proxy Statement)*

10.50	Shareholder’s Agreement, entered into as of January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.3 to the January 2006 8-K)

10.51
Amended and Restated Registration Rights Agreement, dated as of November 26, 2008, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the November 2008 8-K)

10.52
Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.5 to the 2010 10-Q)

10.53
Guarantee and Indemnity Agreement, dated October 21, 2008, between USG Corporation and DVB Bank SE, as agent (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated October 27, 2008, or the Second October 2008 8-K)

10.54	Form of Deed of Covenants between Gypsum Transportation Limited and DVB Bank SE, as mortgagee (incorporated by reference to Exhibit 10.3 to the Second October 2008 8-K)

10.55	Form of Deed of Assignment between Gypsum Transportation Limited and DVB Bank SE, as assignee (incorporated by reference to Exhibit 10.4 to the Second October 2008 8-K)

10.56
Second Supplemental Agreement, dated November 10, 2009, to Secured Loan Facility Agreement dated October 21, 2008 between Gypsum Transportation Limited, USG Corporation and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.43 to the 2009 10-K)

10.57
Share and Asset Purchase Agreement, dated as of August 7, 2012, by and between USG Corporation and its indirect wholly owned subsidiaries, USG Foreign Investments, Ltd. and USG (U.K.) Ltd., and Knauf International GmbH and Knauf AMF Ceilings Ltd. (incorporated by reference to Exhibit 10.1 to the third quarter 2012 10-Q)

10.58
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

99.1	Audited Financial Statements of USG Boral Building Products Pte. as of and for the year ended June 30, 2014**

99.2	Audited Financial Statements of USG Boral Building Products Pty Limited as of and for the year ended June 30, 2014 **

Other:

21	Subsidiaries **

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP **

23.2	Consent of Independent Registered Public Accounting Firm, Deloitte Singapore**

23.3	Consent of Independent Auditors, KPMG **

24	Power of Attorney **

31.1	Rule 13a - 14(a) Certifications of USG Corporation’s Chief Executive Officer **

31.2	Rule 13a - 14(a) Certifications of USG Corporation’s Chief Financial Officer **

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer **

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer **

95	Mine Safety Disclosures **

101
The following financial information from USG Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, (2) the consolidated statements of other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012, (3) the consolidated balance sheets as of December 31, 2014 and 2013, (4) the consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012, (5) the consolidated statements of stockholders’ equity for the years ended December 31, 2014, 2013 and 2012 and (6) notes to the consolidated financial statements. **

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