Form 10-Q
period 2015-03-31
USG CORP
filed 2015-04-23
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of March 31, 2015 was 145,381,709.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per-share and share data)	Three months ended March 31,
	2015	2014
Net sales	$909	$850
Cost of products sold	756	707
Gross profit	153	143
Selling and administrative expenses	77	77
Operating profit	76	66
Income from equity method investments	8	3
Interest expense	(43)	(47)
Interest income	1	1
Loss on extinguishment of debt	(19)	—
Gain on deconsolidation of subsidiaries and consolidated joint ventures	—	27
Other expense, net	(1)	—
Income before income taxes	22	50
Income tax benefit (expense)	2	(5)
Net income	$24	$45

Basic earnings per common share	$0.16	$0.33
Diluted earnings per common share	$0.16	$0.32

Average common shares	145,381,269	137,765,694
Average diluted common shares	147,176,197	146,920,819
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(millions)
	2015	2014
Net income	$24	$45

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Gain/(loss) on derivatives qualifying as cash flow hedges, net of tax of $1 and $0, respectively	(1)	5
Less: Reclassification adjustment for gain (loss) on derivatives included in net income, net of tax of $0 in both periods	(2)	2
Net derivatives qualifying as cash flow hedges	1	3

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax of $1 and $0, respectively	6	3
Less: Amortization of prior service credit (cost) included in net periodic pension cost, net of tax (benefit) of ($1) and $0, respectively	(1)	3
Net pension and postretirement benefits	7	—

Foreign currency translation:
Changes in foreign currency translation, net of tax of $0 in both periods	(34)	(4)
Less: Translation gains realized upon the deconsolidation of foreign subsidiaries, net of tax of $0 in both periods	—	5
Net foreign currency translation	(34)	(9)

Other comprehensive loss, net of tax	$(26)	$(6)

Comprehensive income (loss)	$(2)	$39

See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions, except share and per share data)	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$153	$228
Short-term marketable securities	61	96
Restricted cash	40	1
Receivables (net of reserves - $20 and $22)	456	404
Inventories	328	329
Income taxes receivable	3	3
Deferred income taxes	43	43
Other current assets	80	48
Total current assets	1,164	1,152
Long-term marketable securities	28	58
Property, plant and equipment (net of accumulated depreciation and depletion - $1,901 and $1,885)	1,849	1,908
Deferred income taxes	17	19
Equity method investments	723	735
Other assets	125	122
Total assets	$3,906	$3,994
Liabilities and Stockholders’ Equity
Accounts payable	$236	$290
Accrued expenses	199	220
Current portion of long-term debt	4	4
Deferred income taxes	2	—
Income taxes payable	1	1
Litigation settlement accrual	48	48
Total current liabilities	490	563
Long-term debt	2,202	2,205
Deferred income taxes	61	61
Pension and other postretirement benefits	490	491
Other liabilities	260	266
Total liabilities	3,503	3,586
Preferred stock – $1 par value, authorized 36,000,000 shares; outstanding - none	—	—
Common stock – $0.10 par value; authorized 200,000,000 shares; issued: 2015 - 145,382,000 shares; 2014 - 144,768,000 shares	14	14
Treasury stock at cost – 2015 - 188,000 shares; 2014 - 0 shares	(4)	—
Additional paid-in capital	3,015	3,014
Accumulated other comprehensive loss	(364)	(338)
Retained earnings (accumulated deficit)	(2,259)	(2,283)
Stockholders’ equity of parent	402	407
Noncontrolling interest	1	1
Total stockholders’ equity including noncontrolling interest	403	408
Total liabilities and stockholders’ equity	$3,906	$3,994
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Three months ended March 31,
	2015	2014
Operating Activities
Net income	$24	$45

Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization	36	38
Loss on extinguishment of debt	19	—
Share-based compensation expense	3	5
Deferred income taxes	1	1
Income from equity method investments	(8)	(3)
Gain on deconsolidation of subsidiaries and consolidated joint ventures	—	(27)
(Increase) decrease in working capital, net of deconsolidation of subsidiaries and consolidated joint ventures:
Receivables	(54)	(56)
Income taxes receivable	(1)	—
Inventories	(2)	(12)
Other current assets	1	(2)
Payables	(43)	(20)
Accrued expenses	(23)	(20)
Decrease in other assets	—	1
Increase (decrease) in pension and other postretirement benefits	6	(3)
Decrease in other liabilities	(4)	(9)
Other, net	3	(2)
Net cash used for operating activities	$(42)	$(64)

Investing Activities
Purchases of marketable securities	(21)	(49)
Sales or maturities of marketable securities	87	53
Capital expenditures	(29)	(34)
Net proceeds from asset dispositions	1	—
Investment in joint ventures, including $23 of cash of contributed subsidiaries in 2014	—	(557)
Insurance proceeds	—	2
Deposit of restricted cash	(39)	—
Net cash used for investing activities	$(1)	$(585)

Financing Activities
Issuance of debt	350	3
Repayment of debt	(368)	(1)
Payment of debt issuance fees	(6)	—
Issuance of common stock	3	2
Repurchases of common stock to satisfy employee tax withholding obligations	(8)	(5)
Net cash used for financing activities	$(29)	$(1)

Effect of exchange rate changes on cash	(3)	(1)

Net decrease in cash and cash equivalents	$(75)	$(651)
Cash and cash equivalents at beginning of period	228	810
Cash and cash equivalents at end of period	$153	$159

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$50	$41
Income taxes paid, net	1	6

Noncash Investing and Financing Activities:
Amount in accounts payable for capital expenditures	8	6
Contribution of wholly-owned subsidiaries and joint venture investments as consideration for investment in USG Boral Building Products	—	121
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

1.	Organization, Consolidation and Presentation of Financial Statements

PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the entire year.
Our investments with Boral Limited in the 50/50 joint ventures, USG Boral Building Products or UBBP, commenced on February 27, 2014, and as a result, one month of results of UBBP was recorded in our accompanying consolidated statement of operations for the three months ended March 31, 2014. See Note 2 for further description of our investment in UBBP.
Effective April 1, 2014, we changed the composition of our reportable segments to reflect the change in management over our businesses in Mexico and Latin America. Additionally, with the contribution of our businesses in the Asia-Pacific region, India and Oman into UBBP, we have determined UBBP to be our fourth reportable segment. Accordingly, our segments are now structured around our key products and business units: (1) Gypsum, (2) Ceilings, (3) Distribution and (4) UBBP. As a result of these changes, our Mexico and Latin America businesses have been combined, with their Gypsum results included within our Gypsum segment, previously referred to as North American Gypsum, and their Ceiling results included within our Ceilings segment, previously referred to as Worldwide Ceilings. Our prior period results have been recast to reflect these changes and present comparative year over year results. See Note 2, Equity Method Investments, and Note 3, Segments.
Our Gypsum reportable segment is an aggregation of the operating segments of the gypsum businesses in the United States, Canada, Mexico, and Latin America, our mining operation in Little Narrows, Nova Scotia, Canada, and our shipping company. Our Ceilings reportable segment is an aggregation of the operating segments of the ceilings businesses in the United States, Canada, Mexico, Latin America and, through February 27, 2014, the businesses in the Asia-Pacific region. Gypsum manufactures USG SHEETROCK® brand gypsum wallboard and related products. Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada and, through February 27, 2014, the Asia-Pacific region. Distribution distributes gypsum wallboard, drywall metal, ceilings products, joint compound and other building products throughout the United States. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East.
These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on February 12, 2015.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” Accounting Standards Update, or ASU, 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. There are two transition methods available under the new standard, either cumulative effect or retrospective. The standard will be effective for us in the first quarter of 2017, with early adoption not permitted. We will adopt the new standard using the modified retrospective approach, which requires the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. We do not expect that the adoption of ASU 2014-09 will have a significant impact to our consolidated financial statements or disclosures.

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
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The standard will be effective for us in the first quarter of 2016, with early adoption permitted. Upon adoption, we would reclassify our deferred debt issuance costs from other assets to long term debt. If adopted as of March 31, 2015, we would have recorded a reduction in both other assets and long-term debt of $21 million and would have provided additional disclosure.
2.    Equity Method Investments

Equity method investments as of March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015		December 31, 2014
(dollars in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USG Boral Building Products	$681	50%	$689	50%
Other equity method investments	42	33% - 50%	46	33% - 50%
Total equity method investments	$723		$735

Investment in USG Boral Building Products ("UBBP")
On February 27, 2014, we formed the 50/50 joint ventures, USG Boral Building Products Pte. Limited, a company organized under the laws of Singapore, and USG Boral Building Products Pty Limited, a company organized under the laws of Australia, with Boral Limited ("Boral"). These joint ventures are herein referred to as USG Boral Building Products or UBBP. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the "Territory"). The products that UBBP manufactures and distributes include products for wall, ceiling, floor lining and exterior systems that utilize gypsum, wallboard, referred to as plasterboard in the region, mineral fiber ceiling tiles, steel grid and studs and joint compound.
As consideration for our 50% ownership in UBBP, we (i) made a cash payment of $515 million to Boral, which includes a $500 million base price and $15 million of customary estimated working capital and net debt adjustments, (ii) contributed to UBBP our subsidiaries and joint venture investments in China, Singapore, India, Malaysia, New Zealand, Australia, the Middle East and Oman, see Note 14, and (iii) granted to UBBP licenses to use certain of our intellectual property rights in the Territory. We funded our cash payments with the net proceeds from our October 2013 issuance of $350 million of 5.875% senior notes and cash on hand.
In the event certain performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised first of $25 million based on performance during the first three years after closing and then up to $50 million based on performance during the first five years after closing. We recorded a liability of $23 million representing the present value of the first earnout payment, which is included in other liabilities on our accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014. We are not currently required under applicable accounting guidance to record a liability for the second earnout payment and, as such, a liability has not been recorded on our accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014.
We account for our 50% investment in UBBP using the equity method of accounting, and we initially measured its carrying value at cost of approximately $676 million as of February 27, 2014. Our existing wholly-owned subsidiaries and consolidated variable interest entities that were contributed into the joint ventures were deconsolidated resulting in a gain of $27 million, which is included in our consolidated statement of operations for the three months ended March 31, 2014. Approximately $11 million of the gain relates to the remeasurement of our retained investment in the contributed subsidiaries to a fair value, determined using a discounted cash flow model with several inputs, including a weighted-average discount rate of approximately 11% and a weighted-average long-term growth rate of approximately 2%.
All of our investments accounted for under the equity method of accounting are initially recorded at cost, and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities.

Because the underlying net assets in our investments are denominated in a foreign currency, translation gains or losses will impact the recorded value of our investments and, for the three months ended March 31, 2015, resulted in a net loss of $16 million recorded in other comprehensive income (loss). As of March 31, 2015, the amount of consolidated retained earnings which represents undistributed earnings from UBBP is $41 million.
Summarized financial information for our equity method investments is as follows:

	Three months ended March 31,
(in millions)	2015	2014 (a)
USG Boral Building Products:
Net sales	$228	$89
Gross profit	61	22
Operating profit	23	10
Income from continuing operations	26	9
Net income	18	7
Net income attributable to USG Boral Building Products	16	6
USG share of income from investment accounted for using the equity method	8	3
Other equity method investments:
USG share of income from investments accounted for using the equity method	—	—

Total income from equity method investments	8	3

(a)	Operating results are presented for UBBP for the one month ended March 31, 2014.
3.     Segments
As discussed in Note 1, effective April 1, 2014, we changed the composition of our reportable segments. Prior-year results have been recast to conform with the new presentation of reportable segments. Our operations are organized into four reportable segments: Gypsum (previously North American Gypsum), Ceilings (previously Worldwide Ceilings), Distribution (previously Building Products Distribution) and UBBP. See Note 2 for segment results for UBBP. Segment results for our Gypsum, Distribution and Ceilings segments were as follows:

	Three months ended March 31,
(millions)	2015	2014 (b)
Net Sales:
Gypsum	$577	$545
Ceilings (a)	123	125
Distribution	334	300
Eliminations	(125)	(120)
Total	$909	$850

Operating Profit (Loss):
Gypsum	$68	$65
Ceilings (a)	21	15
Distribution	4	1
Corporate	(23)	(21)
Eliminations	6	6
Total	$76	$66

(a)
Ceilings' net sales and operating profit for the three months ended March 31, 2014 includes the results, through February 27, 2014, of our wholly-owned subsidiaries and consolidated joint ventures that were contributed to UBBP.

(b)	Net sales and operating profit (loss) have been recast for the three months ended March 31, 2014 to conform with the new presentation of reportable segments.

4.	Earnings Per Share
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
The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table.

	Three months ended March 31,

(millions, except per-share data)	2015	2014
Net income	24	45
Effect of dilutive securities - RSUs, MSUs, performance shares and stock options	—	—
Effect of dilutive securities - 10% convertible senior notes	—	2
Effect of dilutive securities - Deferred compensation program for non-employee directors	—	—
Income available to shareholders	$24	$47

Average common shares	145.4	137.8
Dilutive RSUs, MSUs, performance shares and stock options	1.6	2.5
Common shares issuable upon conversion of our 10% convertible senior notes	—	6.6
Deferred shares associated with a deferred compensation program for non-employee directors	0.2	—
Average diluted common shares	147.2	146.9

Earnings per average common share	$0.16	$0.33
Earnings per average diluted common share	$0.16	$0.32
MSUs, performance shares, RSUs, and stock options that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended March 31,
(millions, common shares)	2015	2014
MSUs, performance shares, RSUs and stock options	2.0	2.1

5.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss on our accompanying consolidated balance sheets. Proceeds received from sales and maturities of marketable securities were $87 million for the three months ended March 31, 2015. Our investments in marketable securities consisted of the following:

	As of March 31, 2015		As of December 31, 2014
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$57	$57	$93	$93
U.S. government and agency debt securities	6	6	22	22
Asset-backed debt securities	13	13	17	17
Certificates of deposit	11	11	18	18
Municipal debt securities	2	2	4	4
Total marketable securities	$89	$89	$154	$154
The realized and unrealized gains and losses for the three months ended March 31, 2015 and 2014 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.

Contractual maturities of marketable securities as of March 31, 2015 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$61	$61
Due in 1-5 years	28	28
Total marketable securities	$89	$89
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.
6.    Intangible Assets
Intangible assets are included in other assets on our accompanying consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of March 31, 2015			As of December 31, 2014
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(56)	$14	$70	$(54)	$16
Other	9	(7)	2	9	(7)	2
Total	$79	$(63)	$16	$79	$(61)	$18
Total amortization expense was $2 million for the three months ended March 31, 2015 and 2014, respectively. Estimated amortization expense for the remainder of 2015 and for future years is as follows:

(millions)	2015	2016	2017	2018 and thereafter
Estimated future amortization expense	$6	$7	$2	$1
Intangible assets with indefinite lives are not amortized. These assets are summarized as follows:

	As of March 31, 2015			As of December 31, 2014
(millions)	Gross Carrying Amount	Accumulated Impairment Charges	Net	Gross Carrying Amount	Accumulated Impairment Charges	Net
Intangible Assets with Indefinite Lives:
Trade names	$22	$—	$22	$22	$—	$22
Other	9	(1)	8	9	(1)	8
Total	$31	$(1)	$30	$31	$(1)	$30
As of December 31, 2014, approximately $5 million of other indefinite-lived intangible assets met the criteria to be classified as held for sale and therefore were included in other current assets on our accompanying consolidated balance sheet. As of March 31, 2015, these indefinite-lived intangible assets were no longer recorded as held for sale.

7.     Debt
Total debt, including the current portion of long-term debt, consisted of the following:

(millions)	March 31, 2015	December 31, 2014
5.5% senior notes due 2025	$350	$—
5.875% senior notes due 2021	350	350
6.3% senior notes due 2016	500	500
7.75% senior notes due 2018, net of discount	500	500
7.875% senior notes due 2020, net of discount	249	249
8.375% senior notes due 2018	—	350
Ship mortgage facility (includes current portion of long-term debt: 2015 - $4, 2014 - $4)	18	21
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$2,206	$2,209

REPURCHASE OF SENIOR NOTES
In the first quarter of 2015, we repurchased $350 million of our 8.375% Senior Notes due in 2018, or the 2018 Senior Notes, through both a cash tender offer and a subsequent notice of redemption of the remaining 2018 Senior Notes. On February 24, 2015, we completed a cash tender offer pursuant to which we repurchased $126 million of the 2018 Senior Notes for aggregate consideration, including tender offer premium and accrued and unpaid interest, of $135 million. On March 26, 2015, we repurchased the remaining $224 million of the 2018 Senior Notes for aggregate consideration, including premiums and accrued and unpaid interest, of $242 million. As a result of the repurchases, we recorded a loss on early extinguishment of debt of $19 million including premiums and write-off of deferred financing fees.
ISSUANCE OF SENIOR NOTES
On February 24, 2015 we issued $350 million of 5.500% senior notes due March 1, 2025, or the 2025 Senior Notes. The net proceeds from the issuance of the 2025 Senior Notes and cash on hand were used to fund the repurchases of the 2018 Senior Notes and all related costs and expenses.
The 2025 Senior Notes were recorded on the accompanying consolidated balance sheets at $350 million. We deferred approximately $6 million of financing costs that are being amortized to interest expense over the term of the notes. Our obligations under the 2025 Senior Notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries. The notes are redeemable at any time, or in part from time to time, at our option on or after March 1, 2020 at stated redemption prices, plus any accrued and unpaid interest to the redemption date. In addition, we may redeem the notes at our option at any time after March 1, 2020, in whole or in part, at a redemption price equal to 102.75% of the principal amount of the notes being redeemed plus any accrued and unpaid interest on the principal amount being redeemed to the redemption date.
The 2025 Senior Notes contain a provision the same as or similar to the provision in our other senior notes that requires us to offer to purchase those notes at 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control.
The indenture governing the 2025 Senior Notes contains events of default, covenants and restrictions that are substantially the same as those governing our other senior notes, including a limitation on our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness.
SHIP MORTGATE FACILITY
In February 2015, as consideration for the consent of DVB Bank SE, as lender, agent and security trustee of the secured loan facility agreement, to allow Gypsum Transportation Limited, or GTL, to enter into certain future contracts of affreightment, GTL voluntarily repaid $2 million of the outstanding loan balance under its secured loan facility. The repayment provisions of the secured loan facility were not otherwise modified. The voluntary payment was not classified in the current portion of long-term debt on our accompanying consolidated balance sheet as of December 31, 2014. GTL also repaid $1 million in the first quarter of 2015 in accordance with the terms of the original loan facility agreement. See Note 17 for discussion of GTL and related subsequent event.
CREDIT FACILITY
Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of March 31, 2015, and outstanding letters of credit, borrowings available under the credit facility were approximately $341 million, including $50 million for CGC. As of March 31, 2015 and during the quarter then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 2.02% for loans in the US and 2.75% for loans in Canada. Outstanding letters of credit totaled $54 million as of March 31, 2015.
The fair value of our debt was approximately $2.362 billion as of March 31, 2015 and $2.338 billion as of December 31, 2014. The fair values were based on quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs and value drivers are observable and, as a result, are classified as Level 2 inputs. See Note 9 for further discussion on fair value measurements and classifications.
As of March 31, 2015, we were in compliance with the covenants contained in our credit facilities.

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
COMMODITY DERIVATIVE INSTRUMENTS
As of March 31, 2015, we had 22 million mmBTUs (millions of British Thermal Units) in aggregate notional amount of outstanding natural gas swap contracts to hedge forecasted purchases. All of these contracts mature by December 31, 2017. For contracts designated as cash flow hedges, the net unrealized loss that remained in accumulated other comprehensive income (loss), or AOCI, as of March 31, 2015 was $22 million and as of December 31, 2014 was $20 million. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first three months of both 2015 and 2014. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a quarterly basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was a $5 million unrealized loss as of both March 31, 2015 and December 31, 2014.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $115 million as of March 31, 2015, and they mature by December 23, 2016. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first three months of both 2015 and 2014. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was an unrealized gain of $8 million and $3 million as of March 31, 2015 and December 31, 2014, respectively.
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of March 31, 2015, our derivatives were in a $19 million net liability position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
All of our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As required by certain of our agreements, we had $25 million of collateral posted with our counterparties related to our derivatives as of March 31, 2015. Amounts paid as cash collateral are included in receivables on our accompanying consolidated balance sheet.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our consolidated balance sheets, based on their fair value as of the balance sheet date.

FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2015 and 2014.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(5)	$3	Cost of products sold	$(3)	$1
Foreign exchange contracts	5	2	Cost of products sold	1	1
Total	$—	$5		$(2)	$2

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2015	2014
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$(1)	$1
Total		$(1)	$1

The following are the fair values of derivative instruments and the location on our accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		3/31/15	12/31/14		3/31/15	12/31/14
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$—	$1	Accrued expenses	$14	$14
Commodity contracts	Other assets	—	—	Other liabilities	8	7
Foreign exchange contracts	Other current assets	7	3	Accrued expenses	—	—
Foreign exchange contracts	Other assets	1	—	Other liabilities	—	—
Total derivatives in cash flow hedging relationships		$8	$4		$22	$21

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$—	$—	Accrued expenses	$4	$4
Commodity contracts	Other assets	—	—	Other liabilities	1	1
Total derivatives not designated as hedging instruments		$—	$—		$5	$5

Total derivatives	Total assets	$8	$4	Total liabilities	$27	$26
As of March 31, 2015, we had no derivatives designated as fair value hedges or net investment hedges.

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
The cash equivalents shown in the table below primarily consist of money market funds that are valued based on quoted prices in active markets and, as a result, are classified as Level 1. Equity mutual funds are valued based on quoted markets in active markets and, as a result, are classified as Level 1. We use quoted prices, other readily observable market data and internally developed valuation models when valuing our marketable securities and derivatives and have classified them as Level 2. Marketable securities are valued using income and market value approaches and values are based on quoted prices or other observable market inputs received from data providers. The valuation process may include pricing matrices, or prices based upon yields, credit spreads or prices of securities of comparable quality, coupon, maturity and type. Derivatives are valued using the income approach including discounted-cash-flow models or a Black-Scholes option pricing model and readily observable market data. The inputs for the valuation models are obtained from data providers and include end-of-period spot and forward natural gas prices, foreign currency exchange rates, natural gas price volatility and LIBOR and swap rates for discounting the cash flows implied from the derivative contracts.
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	3/31/15	12/31/14	3/31/15	12/31/14	3/31/15	12/31/14	3/31/15	12/31/14
Cash equivalents	$61	$93	$18	$32	$—	$—	$79	$125
Equity mutual funds	4	4	—	—	—	—	4	4
Marketable securities:
Corporate debt securities	—	—	57	93	—	—	57	93
U.S. government and agency debt securities	—	—	6	22	—	—	6	22
Asset-backed debt securities	—	—	13	17	—	—	13	17
Certificates of deposit	—	—	11	18	—	—	11	18
Municipal debt securities	—	—	2	4	—	—	2	4
Derivative assets	—	—	8	4	—	—	8	4
Derivative liabilities	—	—	(27)	(26)	—	—	(27)	(26)

10.    Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three months ended March 31,
(millions)	2015	2014
Pension:
Service cost of benefits earned	$13	$9
Interest cost on projected benefit obligation	17	16
Expected return on plan assets	(21)	(20)
Net amortization	9	6
Net pension cost	$18	$11
Postretirement:
Service cost of benefits earned	$1	$1
Interest cost on projected benefit obligation	1	2
Net amortization	(8)	(9)
Net postretirement benefit	$(6)	$(6)
During the first three months of 2015, we made cash contributions of $2 million to the USG Corporation Retirement Plan Trust and $1 million to our pension plan in Canada. We expect to make total contributions to our pension plans in 2015 of approximately $66 million.
11.    Share-Based Compensation
During the first three months of 2015, we granted share-based compensation in the form of market share units, or MSUs, performance shares, and restricted stock units, or RSUs, to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates and the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures. Awards granted during the first three months of 2015 and assumptions used to determine fair value were as follows:

	MSUs	Performance Shares	RSUs
Awards granted	473,728	147,290	48,000
Weighted average fair value	$30.06	$30.63	$27.69
Expected volatility	42.70%	42.70%	N/A
Risk-free rate (a)	1.09%	1.09%	N/A
Expected term (in years) (b)	2.95	2.95	N/A
Expected dividends	—	—	N/A

(a)	The risk-free rate was based on zero coupon U.S. government issues at the time of grant.

(b)	The expected term represents the period from the valuation date to the end of the performance period.

MARKET SHARE UNITS
The MSUs granted during the first three months of 2015 generally vest after a three-year period based on our actual stock price performance during such period. The number of MSUs earned will vary from zero to 150% of the number of MSUs awarded depending on the actual performance of our stock price. In the case of termination of employment due to death, disability or retirement during the performance period, vesting will be pro-rated based on the number of full months employed in 2015. Awards earned will be issued at the end of the three-year period. MSUs may vest earlier in the case of a change in control in most circumstances only if there is also a related loss of employment or diminution of duties. Each MSU earned will be settled in common stock.
We estimated the fair value of each MSU granted on the date of grant using a Monte Carlo simulation that used the assumptions noted in the table above. Volatility was based on stock price history immediately prior to grant for a period commensurate with the remaining life of the plan.

PERFORMANCE SHARES
The performance shares granted during the first three months of 2015 generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from zero to 200% of the number awarded depending on that relative performance. Generally, vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, or retirement, and pro-rated awards earned will be issued at the end of the three-year period. Each performance share earned will be settled in common stock.
We estimated the fair value of each performance share granted on the date of grant using a Monte Carlo simulation that used the assumptions noted in the table above. Volatility was based on stock price history immediately prior to grant for a period commensurate with the remaining life of the plan.
RESTRICTED STOCK UNITS
The RSUs granted during the first three months of 2015 vest after a specified number of years from the date of grant or at a specified date. Generally, RSUs may vest earlier in the case of death, disability, or a change in control, provided that RSUs granted after 2012 will vest upon a change in control in most circumstances only if there is also a related loss of employment or diminution of duties. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grant.
12.    Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	March 31, 2015	December 31, 2014
Finished goods	$235	$232
Work in progress	37	35
Raw materials	56	62
Total	$328	$329
ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Three months ended March 31,
(millions)	2015	2014
Balance as of January 1	$123	$132
Accretion expense	2	2
Liabilities incurred	—	—
Changes in estimated cash flows (a)	—	(10)
Liabilities settled	—	(2)
Foreign currency translation	(3)	(2)
Balance as of March 31	$122	$120

(a)
Changes in estimated cash flows for the three months ended March 31, 2014 included changes in estimates primarily for our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, which we permanently closed during the third quarter of 2011, and our mining operation in Little Narrows, Nova Scotia, Canada as a result of receiving regulatory approval of a revised reclamation plan in 2014.

ACCRUED INTEREST
Interest accrued on our debt as of March 31, 2015 and December 31, 2014 was $36 million and $45 million, respectively, and is included in accrued expenses on our accompanying consolidated balance sheets.
ASSETS HELD FOR SALE
Assets held for sale as of March 31, 2015 totaled $35 million, which reflected the two self-unloading ocean vessels owned by Gypsum Transportation Limited, or GTL, and as of December 31, 2014 totaled $5 million, which reflected other indefinite-lived intangible assets. Assets held for sale are classified as other current assets in our accompanying consolidated balance sheets. See Note 17 for discussion of GTL and a related subsequent event.

13.    Accumulated Other Comprehensive Income (Loss)
Changes in the balances of each component of AOCI for the three months ended March 31, 2015 and 2014 were as follows:

	Derivatives		Defined Benefit Plans		Foreign Currency Translation		AOCI
(millions)	2015	2014	2015	2014	2015	2014	2015	2014
Balance as of January 1	$16	$35	$(302)	$(32)	$(52)	$21	$(338)	$24
Other comprehensive income (loss) before reclassifications, net of tax	(1)	5	6	3	(34)	(4)	(29)	4
Less: Amounts reclassified from AOCI, net of tax	(2)	2	(1)	3	—	5	(3)	10
Net other comprehensive income (loss)	1	3	7	—	(34)	(9)	(26)	(6)
Balance as of March 31	$17	$38	$(295)	$(32)	$(86)	$12	$(364)	$18

Amounts reclassified from AOCI, net of tax, for the three months ended March 31, 2015 and 2014, were as follows:

	Three months ended March 31,
(millions)	2015	2014
Derivatives
Net reclassification from AOCI for cash flow hedges included in cost of products sold	$(2)	$2
Less: Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	—
Net amount reclassified from AOCI	$(2)	$2

Defined Benefit Plans
Net reclassification from AOCI for amortization of prior service cost included in cost of products sold	$(1)	$2
Net reclassification from AOCI for amortization of prior service cost included in selling and administrative expenses	(1)	1
Less: Income tax expense on reclassification from AOCI included in income tax expense (benefit)	(1)	—
Net amount reclassified from AOCI	$(1)	$3

Foreign Currency Translation
Net reclassification from AOCI for translation gains realized upon the deconsolidation of foreign subsidiaries included in selling and administrative expenses	$—	$5
Less: Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	—
Net amount reclassified from AOCI	$—	$5

We estimate that we will reclassify a net $9 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

14.	Oman Investment
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
We accounted for the acquisition of the mining rights as an asset acquisition and measured our interest in the mining rights at our cost. We determined that both entities were variable interest entities (VIEs), and, as such, we consolidated the VIEs through February 27, 2014 when our interests in ZGL and ZDL were contributed to UBBP. See Note 2, Equity Method Investments.

15.	Income Taxes
In the first quarter of 2015, we recorded an income tax benefit of approximately $2 million from foreign, state and local jurisdictions. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a valuation allowance. Therefore, any income or loss before income taxes does not generate a corresponding income tax expense or benefit. Income tax benefit in the current quarter reflects audit closures in certain foreign jurisdictions.
As of March 31, 2015, we had federal net operating loss, or NOL, carryforwards of approximately $1.889 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032, none of which are subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal Alternative Minimum Tax, or AMT, credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $2.019 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire if unused in 2015.
As of March 31, 2015, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $244 million, of which $1 million will expire in 2015. The remainder will expire if unused in years 2016 through 2033. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of March 31, 2015, against which we have maintained a valuation allowance.
During periods prior to 2015, we established a valuation allowance against our deferred tax assets totaling $1.023 billion. During the first three months of 2015, we recorded a decrease in the valuation allowance against our deferred tax assets of $4 million resulting in a deferred tax asset valuation allowance of $1.019 billion as of March 31, 2015.
In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. During 2015, we may realize a four year cumulative accounting profit in the U.S. If this occurs, we will also consider all other positive and negative evidence to determine the realizability of our deferred tax assets and the need for a full, or partial, valuation allowance. Any reversal of our valuation allowance will favorably impact our results of operations in the period of reversal.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 2.67% for March 2015. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of March 31, 2015, our annual U.S. federal NOL utilization would have been limited to approximately $104 million per year.

16. Litigation
WALLBOARD PRICING CLASS ACTION LAWSUITS
In late 2012, USG Corporation and United States Gypsum Company were named as defendants in putative class action lawsuits alleging that since at least September 2011, U.S. wallboard manufacturers conspired to fix and raise the price of gypsum wallboard sold in the United States and to effectuate the alleged conspiracy by ending the practice of providing job quotes on wallboard. These lawsuits are consolidated for pretrial proceedings in multi-district litigation in the United States District Court for the Eastern District of Pennsylvania, under the title In re: Domestic Drywall Antitrust Litigation, MDL No. 2437. One group of plaintiffs brings their claims on behalf of a class of entities that purchased gypsum wallboard in the United States directly from any of the defendants or their affiliates from January 1, 2012 to the present. The second group of plaintiffs brings their claims on behalf of indirect purchasers of gypsum wallboard who from January 1, 2012 through the present indirectly purchased wallboard in the United States from the defendants or their affiliates for end use and not for resale. In the fall of 2013, similar lawsuits were filed in Quebec and Ontario courts on behalf of purchasers of wallboard in Canada. These Canadian lawsuits also name as defendants CGC Inc., our Canadian operating subsidiary, as well as other Canadian and U.S. wallboard manufacturers.
USG has denied the allegations made in these wallboard pricing lawsuits, believes these cases are without merit, and that USG’s pricing and selling policies were and are made independently and in full compliance with the law. Class action antitrust litigation in the United States, however, is expensive, protracted, and carries the risk of triple damages and joint and several liability. To avoid the expense, risk and further distraction of management, in October 2014, we entered into settlement agreements in principle with the attorneys representing the direct and indirect purchaser plaintiff classes in the U.S. wallboard pricing lawsuits, for which USG recorded a $48 million charge in the third quarter of 2014. In February 2015, we entered into settlement agreements among the parties that memorialized the October 2014 agreements in principle. Of the $48 million settlement amount, $39.25 million is allocated to the direct purchaser class settlement fund and $8.75 million is allocated to the indirect purchaser class settlement fund. The settlement agreements, in which we deny all wrongdoing, also include releases by participating class members of USG, and its subsidiaries, affiliates, and other related parties, for all conduct concerning any of the matters alleged, or that could have been alleged, in the lawsuits for the time period prior to and including November 30, 2014. Additionally, the settlement agreements grant us the right to terminate the settlement agreements or reduce the settlement amount in the event an agreed percentage of potential class members (determined by their relevant wallboard purchases) opts out of, or elects not to participate in, the settlements.
In the first quarter of 2015, the final versions of the settlement agreements were preliminarily approved by the Court presiding over the multi-district class action litigation. As a result of the Court’s preliminary approval of the class action settlements, we deposited $39.25 million in March 2015 and $8.75 million in April 2015 into settlement fund escrow accounts. In the second quarter of 2015, notice of the settlements will be provided to potential class members who will be given the opportunity to participate in the settlements, or, alternatively, opt out of the settlements by the deadlines specified in the Court’s preliminary approval orders. Persons who opt out of the settlements are not bound by the settlements, and may separately pursue their claims. After the opt out deadlines have passed, the Court will then determine whether to enter final approval of the settlements. The hearing on final approval of the settlements is currently scheduled for July 15, 2015. Assuming the Court enters final approval of the settlements and the settlement agreements have not been terminated due to the number of opt outs exceeding the agreed percentage, USG will have paid a maximum of $48 million to resolve the currently pending U.S. direct and indirect purchaser class action cases. If we are unable to settle the U.S. wallboard class action litigation under the terms set forth in the settlement agreements, or at all, there can be no assurance that the outcome of these lawsuits will not have a material effect on our business, financial condition, operating results or cash flows.
In the first quarter of 2015, USG and seven other wallboard manufacturers were named as defendants in a lawsuit filed in federal court in California by twelve homebuilders asserting individual claims similar to the claims asserted in the U.S. class action lawsuits. The homebuilders’ lawsuit has been transferred to the United States District Court for the Eastern District of Pennsylvania that is presiding over the U.S. class action lawsuits. The filing of this lawsuit indicates that the plaintiffs intend to opt out of the class action settlements preliminarily approved by the Court. Based on the complaint, it appears that the majority of the homebuilders are asserting claims as indirect, not direct, purchasers. Indirect purchaser antitrust claims typically are resolved for less than direct purchaser claims. It also appears from the complaint that the homebuilder plaintiffs account for approximately 5% or less of total U.S. wallboard purchases during the relevant time period. We believe that the cost, if any, of resolving these homebuilders’ claims will not materially increase our exposure from the $48 million agreed to in the class action settlements.

The settlement of the U.S. class action lawsuits described above does not include the Canadian lawsuits. At this stage of the Canadian lawsuits, we are not able to estimate the amount, if any, of any reasonably possible loss or range of reasonably possible losses. We believe, however, that these Canadian lawsuits will not have a material effect on our business, financial condition, operating results or cash flows.
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of both March 31, 2015 and December 31, 2014, we had an accrual of $16 million for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our business, financial condition, operating results or cash flows.
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
17. Gypsum Transportation Limited
Our shipping company, Gypsum Transportation Limited, or GTL, owns two self-unloading ocean vessels. Starting in 2011, GTL was a party to a five-year contract of affreightment to transship iron ore in and around Sierra Leone. During the fourth quarter of 2014, our trading partner ceased operations, and consequently, we terminated the agreement. Subsequently, during the first quarter of 2015, management committed to a plan to sell the vessels owned by GTL. As of March 31, 2015, the two self-unloading ocean vessels had a carrying value of $35 million and were classified as assets held for sale, which are recorded in other current assets on our accompanying consolidated balance sheet. GTL generated operating profit of $0 million in the first quarter of 2015 compared to operating profit of $8 million in the first quarter of 2014. GTL’s assets and its results of operations are recorded within our Gypsum segment.
In April 2015, we entered into two memorandums of agreement for the sale of the GTL vessels. Pursuant to the terms of the agreements, the vessels will be sold for a total price of $42 million. A portion of the proceeds from the sale of the vessels will be used to repay the outstanding loan balance under GTL’s secured loan facility agreement, which totaled $18 million as of March 31, 2015 and to pay applicable selling costs of approximately $1 million. In addition, GTL entered into a separate settlement and termination agreement to cancel the lease for a third self-unloading ocean vessel used in the Sierra Leone transshipment agreement. The termination fee of $6 million provided for in this agreement was accrued during the fourth quarter of 2014 as future lease costs without economic benefit to us.
On April 23, 2015, we completed the transaction for the sale of one of the GTL vessels and repaid the mortgage that was secured by the vessel. Consummation of the remaining transactions contemplated by other agreements is expected to occur by the end of April 2015. Subsequent to these transactions, GTL will incur charges to wind up its operations which are anticipated to be in the range of $8 million to $11 million.

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
Overview
We are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first three months of 2015:

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
Gypsum: Previously referred to as North American Gypsum, our Gypsum segment manufactures and markets gypsum and related products in the United States, Canada, Mexico and Latin America. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, the gypsum business of USG Mexico, S.A. de C.V., or USG Mexico, and our gypsum businesses in Latin America. Gypsum’s products are used in a variety of building applications to finish the walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. Its major product lines include SHEETROCK® brand gypsum wallboard, a line of joint compounds used for finishing wallboard joints also sold under the SHEETROCK® brand name, DUROCK® brand cement board, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing used for building exteriors and gypsum fiber and glass mat panels used as roof cover board.
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
As discussed below under USG Boral Building Products, on February 27, 2014, we invested with Boral Limited, or Boral, in UBBP, and in connection therewith contributed to UBBP our operations in the Asia-Pacific region. As such, Ceilings includes the results and activities of our subsidiaries in the Asia-Pacific region only through February 27, 2014.
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

USG Boral Building Products (UBBP): On February 27, 2014, we and certain of our subsidiaries formed the 50/50 joint ventures, USG Boral Building Products Pte. Limited, a company organized under the laws of Singapore, and USG Boral Building Products Pty Limited, a company organized under the laws of Australia, with Boral. These joint ventures are herein referred to as USG Boral Building Products, or UBBP. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the "Territory"). The products that UBBP manufactures and distributes include products for wall, ceiling, floor lining and exterior systems that utilize gypsum, wallboard, referred to as plasterboard in the region, mineral fiber ceiling tiles, steel grid and studs and joint compound.
As consideration for our 50% ownership in UBBP, we (i) made a $515 million cash payment to Boral, which included a $500 million base price and $15 million of customary estimated working capital and net debt adjustments, (ii) contributed to UBBP our subsidiaries and joint venture investments in China, Singapore, India, Malaysia, New Zealand, Australia, the Middle East and Oman, and (iii) granted to UBBP licenses to use certain of our intellectual property rights in the Territory. In the event certain performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised of $25 million based on performance during the first three years after closing and up to $50 million based on performance during the first five years after closing. We recorded a liability of $23 million representing the present value of the first earnout payment, which is included in other liabilities on our accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014.
UBBP is targeting the distribution of 50% of combined after tax profits to USG and Boral in proportion to the respective ownership interests; provided, however, that UBBP will not pay dividends if such payments are, among other things, restricted pursuant to the terms of the credit facilities maintained by UBBP, inconsistent with the then-applicable strategic plan, or illegal. Through March 31, 2015, no dividends have been declared or paid by UBBP. A cash dividend of $36 million was declared by UBBP's Board of Directors in April 2015 and will be paid by UBBP in May 2015. Our share of this dividend is $18 million, which we intend to use to pay the earnout payment described above.
Since formation, UBBP has been funded from its net cash flows from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund.
As a result of the contribution of our wholly-owned subsidiaries in Singapore, India, Malaysia, New Zealand and Australia and our consolidated joint ventures in Oman, the net sales and operating profit attributable to these entities are no longer included in those corresponding line items on our consolidated statement of operations subsequent to February 27, 2014. Instead, our share of the equity income from UBBP is shown within income from equity method investments.
Our investment in UBBP is accounted for as an equity method investment and was initially measured at cost. Our existing wholly-owned subsidiaries and consolidated variable interest entities that were contributed into the joint ventures were deconsolidated, which resulted in a gain of $27 million during the first quarter of 2014. Our investments in UBBP consummated on February 27, 2014, and as a result, only one month of our share of equity income from UBBP is reflected in income from equity method investments for the three months ended March 31, 2014.
Geographic Information: For the first three months of 2015, we recorded $909 million of net sales in our consolidated statement of operations, of which approximately 85% were attributable to the United States, approximately 9% were attributable to Canada and other foreign countries accounted for the remaining 6%. Net sales for UBBP for the first quarter of 2015 were $228 million, which were comprised of 33% to Australia, 21% to South Korea, 10% to China, 17% to Thailand, with other foreign countries accounted for the remaining 19%.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including conditions in the North American housing and construction-based markets and the markets in the Asia, Australasia and the Middle East, which are our most significant markets. Our expansion via UBBP into the markets of Asia, Australasia, and the Middle East has significantly increased our exposure to the economic conditions in those areas. The markets we serve can be broadly categorized as new residential construction, new nonresidential construction and repair and remodel activity, which includes both residential and nonresidential construction.
For the new residential construction market, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows a housing start by 90 to 120 days. In March 2015, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau was 926,000 units, an increase from 908,000 units reported for February 2015 and a decrease from 1,072,000 units reported for January 2015. In comparison, housing starts for all of 2014 were 1,003,000 units. Industry analysts believe that the recovery in new residential construction will continue, although the recovery over the next few years may be uneven and modest, and that over the longer term housing starts will begin to reach historical averages. Industry analysts’ forecasts for 2015 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 1,090,000 to 1,250,000 units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. We currently estimate that 2015 housing starts in the United States will be in the middle of the range of 1,000,000 to 1,200,000.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to the most recent construction market forecast from Dodge Data & Analytics (formerly known as McGraw-Hill Construction), total floor space for which new nonresidential construction contracts were signed in the United States increased 9% in 2014 compared with 2013. This followed a 12% increase in 2013 compared with 2012 and an 11% increase in 2012 compared with 2011. Dodge Data & Analytics forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 10% in 2015 from the 2014 level. Dodge Data & Analytic's forecast includes several building types which do not generate significant demand for our products; therefore, we anticipate new nonresidential construction growth in our business sectors in 2015 compared to 2014 will be in the mid-single digits.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States were approximately 4.93 million units in 2014, reflecting a 3% decrease from the 2013 level of 5.09 million units. The seasonally adjusted annual rate of existing home sales was 5.19 million units in March 2015, the highest level since September 2013. This was 6% higher than the February 2015 rate of 4.89 million units, and 10% higher than the March 2014 revised rate of 4.70 million units. Sales have increased year-over-year for six consecutive months. The generally rising levels of existing home sales and home resale values in recent years have contributed to an increase in demand for our products from the residential repair and remodel market. We currently estimate that overall repair and remodel spending growth in 2015, compared to 2014, will be in the low- to mid-single digits.
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
We expect improvement over the next twelve months in the construction industries in our largest international markets of Canada and Mexico. Emerging markets, including those that are within the UBBP Territory, provide opportunities for our operations to serve the increasing demand for products in these regions. Although the rate of growth in certain emerging markets has slowed, we expect the growth in these markets to exceed the improvements in North America. We anticipate that the results from UBBP will enable us to dampen some of the future cyclicality in our business.
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

Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 4.9 billion square feet in the first three months of 2015, up approximately 10% compared with 4.4 billion square feet in the first three months of 2014. We estimate that industry shipments in the United States for all of 2015 will be approximately 23 billion, up approximately 6% from 21.8 billion square feet in 2014.
There is excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 32.8 billion square feet as of January 1, 2015. We estimate that the industry capacity utilization rate was approximately 59% and 54% during the first three months of 2015 and 2014, respectively, and 74% in the fourth quarter of 2014. Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2015, but the magnitude of any increase will depend on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will experience a modest increase in 2015 compared to 2014. Despite our realization of improvement in our average wallboard selling price, we could experience pressure on gypsum wallboard selling prices and our gross margins at such low levels of capacity utilization. In early 2015, as in prior years, U.S. Gypsum implemented a price increase for wallboard with the new price being set for January 1, 2015 through October 31, 2015. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices. If we are unable to maintain our price increases, our net sales and operating profit may be materially impacted.
Consolidated Results of Operations

(dollars in millions, except per-share data)	2015	2014	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended March 31:
Net sales	$909	$850	$59	7%
Cost of products sold	756	707	(49)	(7%)
Gross profit	153	143	10	7%
Selling and administrative expenses	77	77	—	—%
Operating profit	76	66	10	15%
Income from equity method investments	8	3	5	*
Interest expense	(43)	(47)	4	9%
Interest income	1	1	—	—%
Gain on deconsolidation of subsidiaries and consolidated joint ventures	—	27	(27)	(100)%
Loss on extinguishment of debt	(19)	—	(19)	*
Other expense, net	(1)	—	(1)	*
Income before income taxes	22	50	(28)	(56%)
Income tax benefit (expense)	2	(5)	7	*
Net income	$24	$45	$(21)	(47%)
Diluted earnings per share	$0.16	$0.32	$(0.16)	(50%)

*not meaningful
NET SALES
Consolidated net sales for the first quarter of 2015 increased $59 million, or 7%, compared with the first quarter of 2014, reflecting higher sales for our Gypsum and Distribution segments, offset by lower sales for our Ceilings segment. Net sales increased 6% and 11% for our Gypsum and Distribution segments, respectively, and decreased 2% for our Ceilings segment. The higher levels of net sales for our Gypsum segment reflected higher volume and prices and our Distribution segment reflected higher selling volumes. Lower net sales for our Ceilings segment primarily reflected the absence of net sales for our subsidiaries in Asia-Pacific, India and Oman that were contributed to UBBP on February 27, 2014. Excluding those sales, net sales for our Ceilings segment increased 4%, primarily driven by higher volumes and average selling prices for both ceiling tile and ceiling grid in the United States.
GROSS PROFIT
Gross profit for the first quarter of 2015 increased $10 million, or 7%, compared with the first quarter of 2014. Gross profit as a percentage of net sales was 16.8% for the first quarter of 2015, compared with 16.8% for the first quarter of 2014. Gross profit increased due to higher volume and selling prices for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard, higher selling prices and lower cost for ceiling tile, and higher volume and selling prices for ceiling grid. This increase in gross profit was offset by GTL sales reduction of $11 million, negatively impacting margin by $8 million, and the absence of a $7 million noncash reversal of an asset retirement obligation.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $77 million in the first quarter of 2015 compared to $77 million in the first quarter of 2014. As a percentage of net sales, selling and administrative expenses were 8.5% for the first quarter of 2015 compared to 9.1% for the first quarter of 2014. The decrease as a percentage of sales reflects management's focus on cost savings including the deferral of projects that were started when the recovery was believed to be as strong as past recoveries in the US.
INCOME FROM EQUITY METHOD INVESTMENTS
Income from equity method investments in the first quarter of 2015 was $8 million, an increase of $5 million from $3 million in the first quarter of 2014. The increase primarily reflects three months of our share of the income of UBBP in in the first quarter of 2015 compared with one month in the first quarter of 2014, as the joint ventures with Boral did not commence until February 27, 2014.
INTEREST EXPENSE
Interest expense was $43 million in the first quarter of 2015, down $4 million, or 9%, from the first quarter of 2014. The decrease in interest expense primarily reflects lower debt levels and lower interest rates on our outstanding debt. The $4 million decline was driven by the conversion of $75 million of our 10% convertible senior notes into common stock in April 2014, the August 2014 repayment of $59 million of our 9.75% Senior Notes, the February 2015 repurchase of our 8.375% Senior Notes due 2018 and lower amortization of deferred administrative fees and debt discounts.
GAIN ON DECONSOLIDATION OF SUBSIDIARIES
In the first quarter of 2014, we recognized a gain on the deconsolidation of subsidiaries of $27 million as a result of our contribution of our wholly-owned subsidiaries in Singapore, India, Malaysia, New Zealand and Australia and our consolidated joint ventures in Oman into UBBP.
LOSS ON EXTINGUISHMENT OF DEBT
In the first quarter of 2015, we recorded a $19 million loss on the extinguishment of debt, including premiums and write-off of deferred financing fees, in connection with the tender offer and repurchase of our 8.375% Senior Notes due 2018.
INCOME TAX EXPENSE / (BENEFIT)
We recorded an income tax benefit of $2 million in the first quarter of 2015 which is a change from an income tax expense of $5 million in the first quarter of 2014. The change was due to audit closures in certain foreign jurisdictions in the first quarter of 2015 and an income tax withholding related to the formation of UBBP in the first quarter of 2014.

Segment Results of Operations
GYPSUM
Net sales and operating profit (loss) for the businesses comprising our Gypsum segment were as follows:

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2015	2014(a)	$	%
Net sales:
United States	$477	$432	$45	10%
Canada	76	76	—	—%
Mexico / Latin America	48	47	1	2%
Gypsum Transportation Limited	10	21	(11)	(52)%
Canadian Mining	—	—	—	—%
Eliminations	(34)	(31)	(3)	(10)%
Total	$577	$545	$32	6%

Operating profit (loss):
United States	$66	$48	$18	38%
Canada	1	3	(2)	(67)%
Mexico / Latin America	4	4	—	—%
Gypsum Transportation Limited	—	8	(8)	(100)%
Canadian Mining	(3)	2	(5)	*
Total	$68	$65	$3	5%
* Not meaningful

(a)	Results for the three months ended March 31, 2014 have been recast to reflect our change in segments as described above in Overview.

United States: Net sales in the first quarter of 2015 were $477 million, up $45 million, or 10%, compared with the first quarter of 2014. The increase in net sales was due to the following:

	Sales		Volume		Price
(millions)	$	%	$	%	$	%
Change to Q1 2015 from Q1 2014
SHEETROCK® brand gypsum wallboard	$21	11%	$17	9%	$4	2%
SHEETROCK® brand joint compound	6	7%	4	5%	2	2%
DUROCK® brand cement board	5	18%	4	16%	1	2%
Other	13
Total increase in net sales	$45	10%
The increase of $21 million from the first quarter of 2014 to the first quarter of 2015 in SHEETROCK® brand gypsum wallboard reflected increases in both shipments and average selling prices. The increased shipments reflect higher opportunity and greater demand from specialty dealers and big box retailers. The relative contribution of price to the increase in sales is due to the price increase that went into effect on January 1, 2015. Our premium SHEETROCK® Brand UltraLight Panels accounted for 64% of all of our wallboard shipments during the first quarter of 2015, compared to 62% in the first quarter of 2014.
Net sales of SHEETROCK® brand joint compound and DUROCK® brand cement board also reflect increased opportunity and greater demand from big box retailers. The increase in other reflected an $11 million increase in other products due to product mix and a $2 million increase due primarily to outbound freight as a result of increased shipments.

Operating profit of $66 million was recorded in the first quarter of 2015 compared with operating profit of $48 million in the first quarter of 2014. The increase of $18 million in operating profit reflected the following:

	Operating Profit		Volume		Price		Cost
(millions)	$	%	$	%	$	%	$	%
Change to Q1 2015 from Q1 2014
SHEETROCK® brand gypsum wallboard	$13	7%	$7	9%	$4	2%	$2	2%
SHEETROCK® brand joint compound	3	14%	1	5%	2	2%	—	—
DUROCK® brand cement board	1	15%	1	16%	1	2%	(1)	(2)%
Other	1
Total increase in operating profit	$18	38%
The increase in operating profit reflected gross profit improvement for SHEETROCK® brand gypsum wallboard, SHEETROCK® brand joint compound and DUROCK® brand cement board. The increased gross profit for SHEETROCK® brand gypsum wallboard reflected higher shipments and higher gross margin due to the price increase discussed above and increased sales of higher margin SHEETROCK® brand UltraLight Panel products. Manufacturing also contributed to the operating profit improvement with a lower per unit cost for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard in the first quarter of 2015 as compared with the first quarter of 2014. The 2% decrease in per unit costs reflected the net impact of a per unit cost decrease of 23% for energy, primarily natural gas driven by more favorable weather conditions in 2015, offset by a per unit cost increase of 2% in raw materials, 3% in conversion costs, and 2% in fixed costs.
Other includes increased gross profit of $4 million for other products due to product mix offset by higher miscellaneous costs of sales of $3 million. These costs include higher depreciation and increased losses on natural gas contracts for which we did not elect hedge accounting.
Canada: Net sales in the first quarter of 2015 were $76 million, unchanged from the first quarter of 2014. Net sales included increased sales of gypsum wallboard of $7 million and joint treatment of $1 million offset by an unfavorable impact of currency translation of $8 million. Gypsum wallboard increased $7 million as compared to the first quarter of 2014 due to an increase of 14% in volume and an increase of 4% in average selling prices. Operating profit in the first quarter of 2015 was $1 million, a decrease of $2 million from the first quarter of 2014. The decrease reflects an increase in other costs and selling and administrative expenses including $1 million in currency and $1 million in employee benefit costs.
Mexico / Latin America: Net sales for our gypsum businesses in Mexico and Latin America were $48 million in the first quarter of 2015 compared to $47 million for the first quarter of 2014, driven by an increase in sales in Latin America of $2 million offset by decreased sales in Mexico of $1 million. The higher sales in Latin America reflected increased sales of gypsum wallboard and SECUROCK®. Mexico's lower sales were due to an unfavorable impact of currency of $3 million offset by a $1 million increase in both gypsum wallboard and DUROCK® sales. Operating profit was $4 million in the first quarter of 2015, unchanged from the first quarter of 2014.
Gypsum Transportation Limited: Net sales for our shipping company, Gypsum Transportation Limited, or GTL, for the first quarter of 2015 were $10 million, compared to $21 million in the first quarter of 2014. Operating profit was $0 million in the first quarter of 2015 compared to an operating profit of $8 million in the first quarter of 2014. The decrease in both net sales and operating profit reflected the cessation of shipping activity under a long-term shipping contract in the first quarter of 2014, partially offset by the completion of the short-term shipping contract in March 2015. As disclosed in Note 17 to the consolidated financial statements, we have entered into two memorandums of agreement for the sale of the GTL vessels. After all the anticipated transactions are consummated, we expect a net cash inflow of $10 to 13 million.
Canadian Mining: There were no sales for our mining operation in Little Narrows, Nova Scotia, Canada, for the first quarter of both 2015 and 2014. No sales typically occur during the winter months as the waterways around Little Narrows are frozen thus preventing shipment of gypsum rock. Operating loss was $3 million in the first quarter of 2015 compared to an operating profit of $2 million in the first quarter of 2014. The decrease in operating profit primarily reflected a favorable adjustment recorded in the prior year for an asset retirement obligation resulting from receiving regulatory approval of a revised reclamation plan.

CEILINGS
Net sales and operating profit for the businesses comprising our Ceilings segment were as follows:

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2015	2014(a)(b)	$	%
Net sales:
United States	$115	$108	$7	6%
USG International (a)	—	7	(7)	(100)%
Canada	14	13	1	8%
Mexico / Latin America	9	10	(1)	(10)%
Eliminations	(15)	(13)	(2)	(15)%
Total	$123	$125	$(2)	(2)%

Operating profit:
United States	$19	$11	$8	73%
USG International (a)	—	—	—	—%
Canada	1	2	(1)	(50)%
Mexico / Latin America	1	2	(1)	(50)%
Total	$21	$15	$6	40%

(a)
USG International’s net sales and operating profit for the three months ended March 31, 2014 include the results of our wholly-owned subsidiaries and consolidated joint ventures that were contributed to UBBP on February 27, 2014.

(b)	Results for the three months ended March 31, 2014 have been recast to reflect our change in segments as described above in Overview.
United States: Net sales for our domestic ceilings business in the first quarter of 2015 were $115 million, an increase of $7 million, or 6%, from the first quarter of 2014. The increase reflected the following:

	Sales		Volume		Price
(millions)	$	%	$	%	$	%
Change to Q1 2015 from Q1 2014
Ceiling grid	$3	11%	$2	8%	$1	3%
Ceiling tile	4	5%	2	2%	2	3%
Total increase in net sales	$7	6%
The increase in sales volume for both ceiling tile and grid reflected lower sales in 2014 due to the impact of extreme weather conditions in the United States and the unfavorable impact of higher sales related to demand pull-forward in the fourth quarter of 2013. The first quarter of 2015 experienced improved weather conditions and was not as impacted by demand pull-forward. The increase in average selling price for ceiling tile reflects a price increase implemented in the first quarter of 2015.
Operating profit was $19 million for the first quarter of 2015, an increase of $8 million, or 73%, from the first quarter of 2014. The increase reflected the following:

	Operating Profit		Volume		Price		Cost
(millions)	$	%	$	%	$	%	$	%
Change to Q1 2015 from Q1 2014
Ceiling grid	$2	13%	$1	8%	$1	3%	$—	—%
Ceiling tile	6	30%	1	2%	2	3%	3	5%
Total increase in operating profit	$8	73%
The increase in operating profit reflects an increase in gross profit for ceiling tile was driven primarily by a price increase implemented in the first quarter of 2015 and lower costs due to increased manufacturing volumes and lower energy and raw material costs.

USG International:  As a result of our change in segments, as discussed above, USG International consists only of the results of our wholly-owned subsidiaries in the Asia-Pacific region and India and our consolidated joint ventures in Oman that were contributed in February 2014 as part of our investment in UBBP; therefore, results for USG International in the first quarter of 2014 represent the net sales and operating profit (loss) for those entities. Results for our Latin America businesses, previously included within USG International, are now included in "Mexico / Latin America" within Gypsum or Ceilings, as applicable.
Canada:  Net sales of $14 million for the first quarter of 2015 increased $1 million compared to the first quarter of 2014. The increase reflected higher sales of $1 million in each ceiling tile and specialty ceilings offset by an unfavorable impact of currency translation of $1 million. Operating profit of $1 million decreased $1 million compared to the first quarter of 2014. The decrease primarily reflects the impact of foreign currency translation and lower margins on ceiling grid.
Mexico / Latin America: Net sales of $9 million for the first quarter of 2015 decreased $1 million compared to the first quarter of 2014. The decrease reflected lower sales at Mexico of $2 million offset by increased sales in Latin America of $1 million. Mexico's decreased sales included an unfavorable impact of currency translation of $3 million offset by increased sales of $1 million. Operating profit of $1 million decreased $1 million from the first quarter of 2014, which primarily reflected lower gross margins on ceilings products from Mexico due to unfavorable currency translation.
DISTRIBUTION
Net sales and operating profit for our Distribution segment, which consists of L&W Supply, were as follows:

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2015	2014	$	%
Net sales	$334	$300	$34	11%
Operating profit	4	1	3	*

*not meaningful

L&W Supply’s net sales in the first quarter of 2015 were $334 million, up $34 million or 11%, compared with the first quarter of 2014. Same store net sales for the first quarter of 2015 were up 10% compared with the first quarter of 2014. Net sales of gypsum wallboard increased $19 million, or 18%, reflecting an increase in gypsum wallboard volume and price. Net sales of joint treatment products increased $3 million, net sales for ceiling products increased $2 million and net sales of metal products increased $6 million. Net sales of all other products increased $4 million.
Operating profit was $4 million in the first quarter of 2015 compared with $1 million in the first quarter of 2014. The $3 million improvement in operating profit was attributable to increased gross profit of $5 million for gypsum wallboard margin and volume and $2 million for ceilings and other products. The gross profit improvement for gypsum wallboard reflected the 15% increase in volume and a 1% increase in gross margin. Offsetting the increased gross profits are increased delivery expenses of $4 million due to higher sales.
L&W Supply opened one new branch during the first three months of 2015 and served its customers from 146 distribution branches in the United States as of March 31, 2015.

USG BORAL BUILDING PRODUCTS
Net sales and operating profit for UBBP and our share of the net income of UBBP were as follows:

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2015	2014	$	%
Net sales	$228	$89	$139	*
Operating profit	23	10	13	*
Income from equity method investments - UBBP	$8	$3	$5	*

*not meaningful
UBBP is our 50/50 joint ventures with Boral and is accounted for as equity method investments. Our share of the net income of UBBP recorded in income from equity method investments in our consolidated statement of operations was $8 million for the three months ended March 31, 2015 compared to $3 million for the three months ended March 31, 2014. The increase of $5 million reflects three months of operations in 2015 compared with one month in 2014, as our joint ventures with Boral consummated on February 27, 2014.
The following is a discussion of UBBP's consolidated results for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Net sales for UBBP were $228 million in the first quarter of 2015 compared to $89 million for the first quarter of 2014. Plasterboard shipments were 0.94 billion square feet and 0.37 billion square feet for the first quarter of 2015 and 2014, respectively. Operating profit was $23 million in the first quarter of 2015 compared to $10 million for the first quarter of 2014. The increase in these results for the first quarter of 2015 reflects three months of activity in 2015 compared with one month in 2014. Additionally, the joint venture experienced synergy savings and improved market performance of lightweight products. See Note 2 to our consolidated financial statements included in this report.
Net sales in Asia and Australasia made up approximately 65% and 35%, respectively, of total net sales for UBBP. Net sales in South Korea, China, Thailand and Indonesia represented approximately 76% of Asia's net sales and plasterboard revenue accounted for approximately 70% of Asia's net sales.
CORPORATE
The operating loss for Corporate increased to $23 million in the first quarter of 2015 compared with $21 million in the first quarter of 2014 primarily due to higher expenses related to employee benefits and information technology offset by lower expenses related to long term incentive compensation and travel.
Liquidity and Capital Resources
As of March 31, 2015, we had $242 million of cash and cash equivalents and marketable securities compared with $382 million as of December 31, 2014. See discussion below under Cash Flows for explanation of the change in cash and cash equivalents. Our total liquidity as of March 31, 2015 was $583 million (including $341 million of borrowing availability under our credit facilities in the United States and Canada) compared to $673 million as of December 31, 2014 (including $291 million of borrowing availability under our credit facilities in the United States and Canada).
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
Total debt, consisting of senior notes, industrial revenue bonds, and outstanding borrowings under our ship mortgage facility amounted to $2.206 billion ($2.207 billion in aggregate principal amount less $1 million of unamortized original issue discount) as of March 31, 2015 and $2.209 billion ($2.210 billion in aggregate principal amount less $1 million of unamortized original issue discount) as of December 31, 2014. As of March 31, 2015 and during the three months then ended, there were no borrowings under our revolving credit facility and no borrowings outstanding.

Our obligations under our credit facility are guaranteed by USG and its significant domestic subsidiaries and secured by their and USG’s trade receivables and inventory. CGC's obligations under the credit facility are secured by trade receivables and inventory of certain subsidiaries. The credit facility matures in October 2019. The credit facility is available to fund working capital needs and for other general corporate purposes.
The credit agreement allows for the borrowing of revolving loans and issuance of letters of credit (up to a maximum of $200 million at any time outstanding, in aggregate) to USG and its subsidiaries. The maximum principal amount of revolving loans and letters of credit that may be borrowed by USG may not exceed the lesser of (1) $450 million and (2) the excess of (a) the domestic borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries minus (b) the amount, if any, by which of the outstanding balance at CGC exceeds the the CGC borrowing base determined by reference to the trade receivables and inventory of CGC and certain Canadian subsidiaries at such time. The maximum principal amount of revolving loans and letters of credit that may be borrowed by CGC at any time may not exceed the lesser of (1) $50 million and (2) the sum of the CGC borrowing base determined by reference to the trade receivables and inventory of CGC and certain Canadian subsidiaries, plus the domestic borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries, minus the amount outstanding to USG at such time.
The credit agreement contains a financial covenant that would require us to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 if the excess of the availability (as defined in the credit agreement) is less than an amount equal to 10% of the lesser of (a) the aggregate revolving commitment at such time and (b) the aggregate borrowing base at such time. As of March 31, 2015, our fixed charge coverage ratio was 1.17-to-1.0. Because we currently satisfy the required fixed charge coverage ratio, we are not required to maintain a minimum borrowing availability under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility were approximately $341 million.
In the first quarter of 2015, we repurchased $350 million of our 8.375% Senior Notes due in 2018, or the 2018 Senior Notes through both a cash tender offer and a subsequent redemption of the remaining 2018 Senior Notes. On February 24, 2015, we completed a cash tender offer pursuant to which we repurchased $126 million of the 2018 Senior Notes for aggregate consideration, including tender offer premium and accrued and unpaid interest, of $135 million. On March 26, 2015, we repurchased the remaining $224 million of the 2018 Senior Notes for aggregate consideration, including premium and accrued and unpaid interest, of $242 million.
Also in the first quarter of 2015, we issued $350 million of 5.50% Senior Notes due 2025, or the 2025 Senior Notes. The net proceeds from the issuance of the 2025 Senior Notes and cash on hand were used to fund the repurchases of the 2018 Senior Notes and all related costs and expenses.
Our undistributed foreign earnings as of March 31, 2015 are considered permanently reinvested. The amount of cash and cash equivalents held by our foreign subsidiaries was $72 million as of March 31, 2015. Any repatriation of these funds to the U.S. would have an immaterial impact on our current tax rate due to our substantial net operating loss, or NOL, carryforwards and related valuation allowance.
CASH FLOWS
The following table presents a summary of our cash flows:

	Three months ended March 31,
(millions)	2015	2014
Net cash used for:
Operating activities	$(42)	$(64)
Investing activities	(1)	(585)
Financing activities	(29)	(1)
Effect of exchange rate changes on cash	(3)	(1)
Net decrease in cash and cash equivalents	$(75)	$(651)
Operating Activities: The decrease in net cash used by operating activities for the first three months of 2015 compared to the first three months of 2014 reflected improved operating results offset by higher cash outflows due to an increase in working capital.
As of March 31, 2015, working capital (current assets less current liabilities) amounted to $674 million, and the ratio of current assets to current liabilities was 2.38-to-1. As of December 31, 2014, working capital amounted to $589 million, and the ratio of current assets to current liabilities was 2.05-to-1.

Investing Activities: Net cash used for investing activities during the first three months of 2015 was $1 million compared to net cash used for investing activities of $585 million during the first three months of 2014. The change reflects a cash outflow in February 2014 of $557 million for our investment in UBBP, consisting of a $500 million base purchase price, $13 million of customary estimated working capital and net debt adjustments, $21 million of transaction costs and $23 million of cash held by the wholly-owned subsidiaries that we contributed to UBBP.
Additionally, in the first quarter of 2015, we deposited $39 million into settlement fund escrow accounts pursuant to the settlement agreement with the direct purchaser class. settlement. The net activity of purchases and sales or maturities for marketable securities increased to a cash inflow of $66 million for the three months ended March 31, 2015 from a cash inflow of $4 million for the three months ended March 31, 2014. Capital expenditures amounted to $29 million in the first three months of 2015 compared with $34 million in the first three months of 2014.
Approved capital expenditures for the replacement, modernization and expansion of operations totaled $69 million as of March 31, 2015 compared with $96 million as of December 31, 2014.
Financing Activities: Net cash used for financing activities for the first three months of 2015 was $29 million compared to $1 million in the first three months of 2014. The decrease reflected $365 million paid to repurchase $350 million of our 8.375% Senior Notes due 2018 plus tender premium offset by the $344 million of proceeds received from the issuance of $350 million of 5.50% Senior Notes, net of debt issuance fees.
DEFINED BENEFIT PLANS
During the first three months of 2015, we made cash contributions of $2 million to the USG Corporation Retirement Plan Trust and $1 million to our pension plan in Canada. We expect to make total contributions to our pension plans in 2015 of approximately $66 million.
LIQUIDITY OUTLOOK
In the first three months of 2015, our investing cash outflows included $29 million of capital expenditures. In total for 2015, we plan to spend approximately $100 million on capital expenditures in the normal course of business. We expect to fund these expenditures with cash from operations or cash on hand, and, if determined to be appropriate and they are available, borrowings under our revolving credit facilities.
Interest payments, based on our current level of outstanding debt, are expected to decrease to approximately $159 million in 2015 compared with $175 million in 2014 primarily due to the conversion of the remaining $75 million of our 10% convertible senior notes in April 2014, the repayment of our 9.75% senior notes in August 2014, and the repurchase of our 2018 Senior Notes and the issuance of our 5.50% Senior Notes in the first quarter of 2015.
Since formation, UBBP was funded from its net cash flow from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund. Through March 31, 2015, no dividends have been declared or paid by UBBP. A cash dividend of $36 million was declared by UBBP's Board of Directors in April 2015 and will be paid by UBBP in May 2015. Our share of this dividend is $18 million, which we intend to use to pay the earnout payment described in Note 2 to the consolidated financial statements.
In the third quarter of 2014, we recorded a $48 million accrual related to the settlement in principle of the U.S. wallboard pricing class action lawsuit. In the first quarter 2015, we paid $39 million into escrow which was recorded as restricted cash as of March 31, 2015 on our accompanying consolidated balance sheet. We paid an additional $9 million into escrow in the second quarter of 2015.
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

Realization of Deferred Tax Asset
As of March 31, 2015, we had federal NOL carryforwards of approximately $1.889 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032. In addition, as of that date, we had federal AMT credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire if unused in 2015.
As of March 31, 2015, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $244 million, of which $1 million will expire in 2015. The remainder will expire if unused in years 2016 through 2033. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of March 31, 2015, against which we have maintained a valuation allowance.
For the three months ended March 31, 2015, we decreased our valuation allowance by $4 million which resulted in a deferred tax asset valuation allowance of $1.019 billion as of March 31, 2015. Changes in the valuation allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire.
We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed periodically. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives. A history of cumulative losses for a certain threshold period is a significant form of negative evidence used in our assessment. Consistent with practices in the home building and related industries, we have a policy of four years as our threshold period for cumulative losses. During 2015, we may realize a four year cumulative accounting profit in the U.S. If this occurs, we will also consider all other positive and negative evidence to determine the realizability of our deferred tax assets and the need for a full, or partial, valuation allowance. Any reversal of our valuation allowance will favorably impact our results of operations in the period of reversal.
See Note 15 to the consolidated financial statements for additional information regarding income tax matters.

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” Accounting Standards Update, or ASU, 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. There are two transition methods available under the new standard, either cumulative effect or retrospective. The standard will be effective for us in the first quarter of 2017, with early adoption not permitted. We will adopt the new standard using the modified retrospective approach, which requires the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. We do not expect that the adoption of ASU 2014-09 will have a significant impact to our consolidated financial statements or disclosures.
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
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" which requires costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The standard will be effective for us in the first quarter of 2016, with early adoption permitted. Upon adoption, we would reclassify our deferred debt issuance costs from other assets to long term debt. If adopted as of March 31, 2015, we would have recorded a reduction in both other assets and long-term debt of $21 million and would have provided additional disclosure.

Legal Contingencies
We are named as defendants in litigation arising from our operations, including lawsuits arising from the operation of our vehicles and lawsuits arising from product performance or warranties, personal injury, and commercial disputes. USG Corporation, United States Gypsum Company and CGC Inc. have been named as defendants in class action lawsuits alleging that North American wallboard manufacturers conspired to fix the price of wallboard sold in the United States and Canada. In October 2014, we entered into settlement agreements in principle with the attorneys representing the direct and indirect purchaser plaintiff classes in the U.S. wallboard pricing lawsuits, for which USG recorded a $48 million charge in the third quarter of 2014. In February 2015, we entered into settlement agreements among the parties that memorialized the October 2014 agreements in principle. Additionally, the settlement agreements grant us the right to terminate the settlement agreements or reduce the settlement amount in the event an agreed percentage of potential class members (determined by their relevant wallboard purchases) opts out of, or elects not to participate in, the settlements. In the first quarter of 2015, the final versions of the settlement agreements were preliminarily approved by the Court presiding over the multi-district class action litigation. Also in the first quarter of 2015, USG and seven other wallboard manufacturers were named as defendants in a lawsuit filed in federal court in California by twelve homebuilders asserting individual claims similar to the claims asserted in the U.S. class action lawsuits. The filing of this lawsuit indicates that the plaintiffs intend to opt out of the class action settlements preliminarily approved by the Court. We believe that the cost, if any, of resolving these homebuilders’ claims will not materially increase our exposure from the $48 million agreed to in the class action settlements.
If we are unable to settle the U.S. class action litigation under the terms currently contemplated, or at all, there can be no assurance that the outcome of these lawsuits will not have a material effect on our business, financial condition, operating results or cash flows. The settlement does not include the Canadian lawsuits to which CGC is a party. At this stage of the Canadian lawsuits, we are not able to estimate the amount, if any, of any reasonably possible loss or range of reasonably possible losses. We believe, however, that these Canadian lawsuits will not have a material effect on our results of operations, financial position, or cash flows.
See Note 16, Litigation, for further information regarding the foregoing lawsuits.
We have also been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. We believe that we have appropriately accrued for our potential liability in connection with these matters, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. We do not currently expect these matters to have a material effect upon our business, financial condition, operating results or cash flows. See Note 16 to the consolidated financial statements for additional information regarding litigation matters.

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the Securities and Exchange Commission on February 12, 2015, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2015.
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
COMMODITY PRICE RISK
We use natural gas swaps and options contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a significant portion of our anticipated purchases of natural gas for 2015 and 2016 is hedged as well as a portion of our anticipated purchases of natural gas for 2017. The aggregate notional amount of these hedge contracts in place as of March 31, 2015 was 22 million mmBTUs (millions of British Thermal Units). We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of these contracts was an unrealized loss of $27 million as of March 31, 2015. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of March 31, 2015 was $7 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $115 million as of March 31, 2015, and they mature by December 23, 2016. The fair value of these contracts was a $8 million unrealized gain as of March 31, 2015.
A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of March 31, 2015 was $11 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of March 31, 2015, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.
A sensitivity analysis was also prepared to estimate the potential change in fair value of our marketable securities portfolio assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in fair value of our marketable securities as of March 31, 2015 would be immaterial.

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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 16 to the consolidated financial statements for additional information regarding legal proceedings.
ITEM 1A. RISK FACTORS
There is no material change in the information reported under "Part I-Item 1A-Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, one of our non-employee directors deferred his quarterly retainer for service as a director that was payable on March 31, 2015 into a total of approximately 1,036 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.

ITEM 6. EXHIBITS

4.1
Amendment No. 3 to Rights Agreement, dated as of February 11, 2015 between USG Corporation and Computershare Trust Company, N.A., as rights agent (successor-in-interest to Computershare Investor Services LLC) (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 3 to Form 8-A dated February 11, 2015)

4.2
Supplemental Indenture No. 6, dated as of February 24, 2015, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Form 8-K dated February 24, 2015)

10.1	Direct Purchaser Settlement Agreement, dated February 11, 2015 (incorporated by reference to Exhibit 10.1 to USG Corporation’s Form 8-K dated February 13, 2015)

10.2	Indirect Purchaser Settlement Agreement, dated February 11, 2015 (incorporated by reference to Exhibit 10.2 to USG Corporation’s Form 8-K dated February 13, 2015)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the three months ended March 31, 2015 and 2014, (2) the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2015 and 2014, (3) the consolidated balance sheets as of March 31, 2015 and December 31, 2014, (4) the consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USG CORPORATION
	By	/s/ James S. Metcalf
James S. Metcalf,
Chairman, President and Chief Executive Officer

	By	/s/ Matthew F. Hilzinger
Matthew F. Hilzinger,
Executive Vice President and Chief Financial Officer

	By	/s/ Jeanette A. Press
Jeanette A. Press,
Vice President, Controller and Principal Accounting Officer

April 23, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit
4.1
Amendment No. 3 to Rights Agreement, dated as of February 11, 2015 between USG Corporation and Computershare Trust Company, N.A., as rights agent (successor-in-interest to Computershare Investor Services LLC) (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 3 to Form 8-A dated February 11, 2015)

4.2
Supplemental Indenture No. 6, dated as of February 24, 2015, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Form 8-K dated February 24, 2015)

10.1	Direct Purchaser Settlement Agreement, dated February 11, 2015 (incorporated by reference to Exhibit 10.1 to USG Corporation’s Form 8-K dated February 13, 2015)

10.2	Indirect Purchaser Settlement Agreement, dated February 11, 2015 (incorporated by reference to Exhibit 10.2 to USG Corporation’s Form 8-K dated February 13, 2015)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the three months ended March 31, 2015 and 2014, (2) the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2015 and 2014, (3) the consolidated balance sheets as of March 31, 2015 and December 31, 2014, (4) the consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith