Form 10-Q
period 2015-06-30
USG CORP
filed 2015-07-23
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of June 30, 2015 was 145,448,858.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(millions, except per-share and share data)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$970	$948	$1,879	$1,798
Cost of products sold	787	773	1,543	1,480
Gross profit	183	175	336	318
Selling and administrative expenses	79	77	156	154
Gain on disposal of shipping operations, net	(1)	—	(1)	—
Operating profit	105	98	181	164
Income from equity method investments	14	5	22	8
Interest expense	(40)	(45)	(83)	(92)
Interest income	—	—	1	1
Loss on extinguishment of debt	—	—	(19)	—
Gain on deconsolidation of subsidiaries and consolidated joint ventures	—	—	—	27
Other income, net	1	—	—	—
Income before income taxes	80	58	102	108
Income tax benefit (expense)	(1)	—	1	(5)
Income from continuing operations	79	58	103	103
Loss from discontinued operations, net of tax	—	(1)	—	(1)
Net income	79	57	$103	$102

Earnings (loss) per common share - basic:
Income from continuing operations	$0.54	$0.40	$0.70	$0.74
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.54	$0.39	$0.70	$0.73

Earnings (loss) per common share - diluted:
Income from continuing operations	$0.54	$0.39	$0.70	$0.72
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.54	$0.38	$0.70	$0.71

Average common shares	145,424,853	144,500,682	145,393,548	139,702,728
Average diluted common shares	146,990,178	147,024,196	147,167,248	146,920,294
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(millions)
	2015	2014	2015	2014
Net income	$79	$57	$103	$102

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Gain/(loss) on derivatives qualifying as cash flow hedges, net of tax (benefit) of ($1), $0, $0, and $0, respectively	—	(3)	(1)	2
Less: Reclassification adjustment for gain (loss) on derivatives included in net income, net of tax of $0 in all periods	(3)	1	(5)	3
Net derivatives qualifying as cash flow hedges	3	(4)	4	(1)

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax of $0, $1, $1 and $1, respectively	(8)	(12)	(2)	(9)
Less: Amortization of prior service credit (cost) included in net periodic pension cost, net of tax (benefit) of $0, ($1), ($1) and ($1), respectively	(2)	3	(3)	6
Net pension and postretirement benefits	(6)	(15)	1	(15)

Foreign currency translation:
Changes in foreign currency translation, net of tax of $0 in all periods	(5)	15	(39)	11
Less: Translation gains realized upon the deconsolidation of foreign subsidiaries, net of tax of $0 in all periods	—	—	—	5
Net foreign currency translation	(5)	15	(39)	6

Other comprehensive loss, net of tax	$(8)	$(4)	$(34)	$(10)

Comprehensive income	$71	$53	$69	$92

See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions, except share and per share data)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$231	$228
Short-term marketable securities	61	96
Restricted cash	50	1
Receivables (net of reserves - $20 and $22)	468	404
Inventories	324	329
Income taxes receivable	3	3
Deferred income taxes	42	43
Other current assets	84	48
Total current assets	1,263	1,152
Long-term marketable securities	21	58
Property, plant and equipment (net of accumulated depreciation and depletion - $1,926 and $1,885)	1,826	1,908
Deferred income taxes	17	19
Equity method investments	681	735
Other assets	122	122
Total assets	$3,930	$3,994
Liabilities and Stockholders’ Equity
Accounts payable	$246	$290
Accrued expenses	205	220
Current portion of long-term debt	—	4
Deferred income taxes	1	—
Income taxes payable	1	1
Litigation settlement accrual	48	48
Total current liabilities	501	563
Long-term debt	2,188	2,205
Deferred income taxes	61	61
Pension and other postretirement benefits	451	491
Other liabilities	253	266
Total liabilities	3,454	3,586
Preferred stock – $1 par value, authorized 36,000,000 shares; outstanding - none	—	—
Common stock – $0.10 par value; authorized 200,000,000 shares; issued: 2015 - 145,570,000 shares; 2014 - 144,768,000 shares	14	14
Treasury stock at cost – 2015 - 121,000 shares; 2014 - 0 shares	(3)	—
Additional paid-in capital	3,017	3,014
Accumulated other comprehensive loss	(372)	(338)
Retained earnings (accumulated deficit)	(2,180)	(2,283)
Stockholders’ equity of parent	476	407
Noncontrolling interest	—	1
Total stockholders’ equity including noncontrolling interest	476	408
Total liabilities and stockholders’ equity	$3,930	$3,994
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Six months ended June 30,
	2015	2014
Operating Activities
Net income	$103	$102
Less: Loss from discontinued operations, net of tax	—	(1)
Income from continuing operations	103	103

Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization	72	77
Loss on extinguishment of debt	19	—
Share-based compensation expense	6	10
Deferred income taxes	1	4
Gain on asset dispositions	(7)	(12)
Income from equity method investments	(22)	(8)
Dividends received from equity method investments	18	—
Gain on deconsolidation of subsidiaries and consolidated joint ventures	—	(27)
(Increase) decrease in working capital, net of deconsolidation of subsidiaries and consolidated joint ventures:
Receivables	(66)	(54)
Income taxes receivable	(1)	(1)
Inventories	6	(17)
Other current assets	1	(1)
Payables	(33)	(18)
Accrued expenses	(25)	(22)
Decrease in other assets	1	—
Decrease in pension and other postretirement benefits	(40)	—
Decrease in other liabilities	(4)	(7)
Other, net	5	(7)
Net cash provided by operating activities	$34	$20

Investing Activities
Purchases of marketable securities	(32)	(97)
Sales or maturities of marketable securities	103	99
Capital expenditures	(48)	(58)
Net proceeds from asset dispositions	42	14
Investment in joint ventures, including $23 of cash of contributed subsidiaries in 2014	—	(557)
Insurance proceeds	2	2
Return (deposit) of restricted cash	(49)	4
Net cash provided by (used for) investing activities	$18	$(593)

Financing Activities
Issuance of debt	350	3
Repayment of debt	(386)	(2)
Payment of debt issuance fees	(6)	—
Issuance of common stock	4	3
Repurchases of common stock to satisfy employee tax withholding obligations	(8)	(5)
Net cash used for financing activities	$(46)	$(1)

Effect of exchange rate changes on cash	(3)	—
Net cash used for operating activities - discontinued operations	—	(1)

Net increase (decrease) in cash and cash equivalents	$3	$(575)
Cash and cash equivalents at beginning of period	228	810
Cash and cash equivalents at end of period	$231	$235

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$80	$86
Income taxes paid, net	1	8

Noncash Investing and Financing Activities:
Amount in accounts payable for capital expenditures	6	6
Contribution of wholly-owned subsidiaries and joint venture investments as consideration for investment in USG Boral Building Products	—	121
Conversion of $75 million of 10% convertible senior notes due 2018, net of discount	—	(73)
Issuance of common stock upon conversion of debt	—	75
Accrued interest on debt conversion	—	(2)
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

1.	Organization, Consolidation and Presentation of Financial Statements

PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for the entire year.
Our investments with Boral Limited in the 50/50 joint ventures, USG Boral Building Products or UBBP, commenced on February 27, 2014, and as a result, four months of results of UBBP was recorded in our accompanying consolidated statement of operations for the six months ended June 30, 2014. See Note 2 for further description of our investment in UBBP.
Our segments are structured around our key products and business units: Gypsum, Ceilings, Distribution and UBBP.
Our Gypsum reportable segment is an aggregation of the operating segments of the gypsum businesses in the United States, Canada, Mexico, and Latin America, our mining operation in Little Narrows, Nova Scotia, Canada, and our shipping company. Gypsum manufactures products throughout the United States, Canada, and Mexico. These products include USG Sheetrock® brand gypsum wallboard and related products including Sheetrock® brand joint compound, Durock® brand cement board, Levelrock® brand gypsum underlayment, Fiberock® brand gypsum fiber panels, and Securock® brand glass mat sheathing used for building exteriors and gypsum fiber and glass mat panels used as roof cover board.
Our Ceilings reportable segment is an aggregation of the operating segments of the ceilings businesses in the United States, Canada, Mexico, Latin America and, through February 27, 2014, the businesses in the Asia-Pacific region. Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada and, through February 27, 2014, the Asia-Pacific region.
Distribution delivers gypsum wallboard, drywall metal, ceilings products, joint compound and other building products throughout the United States.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which updates the disclosure requirements for investments that are measured at net asset value using the practical expedient. These investments are to be removed from the fair value hierarchy and shown as a reconciling item. The standard will be effective for us in the first quarter of 2016, with early adoption permitted. We do not expect that the adoption of ASU 2015-07 will have a significant impact to our consolidated financial statements or disclosures.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The standard will be effective for us in the first quarter of 2016, with early adoption permitted. Upon adoption, we would reclassify our deferred debt issuance costs from other assets to long term debt. If adopted as of June 30,

2015, we would have recorded a reduction in both other assets and long-term debt of $15 million and would have provided additional disclosure.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. There are two transition methods available under the new standard, either cumulative effect or retrospective. In July 2015, the FASB agreed to defer the mandatory effective date by one year. The standard will be effective for us in the first quarter of 2018, with early adoption permitted, but not before the original effective date. We will adopt the new standard using the modified retrospective approach, which requires the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. We do not expect that the adoption of ASU 2014-09 will have a significant impact to our consolidated financial statements or disclosures.
2.    Equity Method Investments

Equity method investments as of June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015		December 31, 2014
(dollars in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USG Boral Building Products	$673	50%	$689	50%
Other equity method investments (a)	44	33% - 50%	46	33% - 50%
Total equity method investments	$717		$735

(a)	This amount includes our investment in Knauf-USG of $36 million which as of June 30, 2015 is classified as assets held for sale and is included in other current assets.

Investment in USG Boral Building Products ("UBBP")
On February 27, 2014, we formed the 50/50 joint ventures, USG Boral Building Products Pte. Limited, a company organized under the laws of Singapore, and USG Boral Building Products Pty Limited, a company organized under the laws of Australia, with Boral Limited ("Boral"). These joint ventures are herein referred to as USG Boral Building Products, or UBBP. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the "Territory"). The products that UBBP manufactures and distributes include products for wall, ceiling, floor lining and exterior systems that utilize gypsum, wallboard, referred to as plasterboard in the territory, mineral fiber ceiling tiles, steel grid and studs and joint compound.
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
In the event certain performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised first of $25 million based on performance during the first three years after closing and then up to $50 million based on performance during the first five years after closing. We recorded a liability representing the present value of the first earnout payment. As of June 30, 2015 and December 31, 2014, this liability totaled $24 million and $23 million, respectively, and is included in other liabilities on our accompanying consolidated balance sheets. We are not currently required under applicable accounting guidance to record a liability for the second earnout payment and, as such, a liability has not been recorded on our accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014.

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
All of our investments accounted for under the equity method of accounting are initially recorded at cost, and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Because the underlying net assets in our investments are denominated in a foreign currency, translation gains or losses will impact the recorded value of our investments. Translation gains or losses recorded in other comprehensive income were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014 (a)
Translation gain (loss)	$(3)	$10	$(19)	$11
During the second quarter of 2015, UBBP's Board of Directors declared and UBBP paid cash dividends on earnings through March 2015 of which our 50% share totaled $18 million. We recorded the cash dividend in operating activities on our cash flow and intend to use the cash dividends to fund the earnout payment described above. As of June 30, 2015, the amount of consolidated retained earnings which represents undistributed earnings from UBBP is $36 million.
Summarized financial information for our equity method investments is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014 (a)
USG Boral Building Products:
Net sales	$264	$280	$492	$369
Gross profit	70	80	131	102
Operating profit	34	16	57	26
Income from continuing operations	28	10	46	17
Net income	28	10	46	17
Net income attributable to USG Boral Building Products	26	9	42	15
USG share of income from investment accounted for using the equity method	13	4	21	7
Other equity method investments:
USG share of income from investments accounted for using the equity method	1	1	1	1

Total income from equity method investments	14	5	22	8

(a)	Operating results are presented for UBBP for the four months ended June 30, 2014.
Investment in Knauf-USG
During the second quarter of 2015, our investment in Knauf-USG, our 50/50 joint venture with Gebr. Knauf Verwaltungsgesellschaft KG, , met the asset held for sale criteria, and accordingly, we recorded our investment of $36 million as asset held for sale in other current assets on the consolidated balance sheet as of June 30, 2015. Our equity method income in the Knauf-USG joint venture amounted to $2 million for the year ended December 31, 2014.

3.     Segments
Our operations are organized into four reportable segments: Gypsum (previously North American Gypsum), Ceilings (previously Worldwide Ceilings), Distribution (previously Building Products Distribution) and UBBP. See Note 2 for segment results for UBBP. Segment results for our Gypsum, Distribution and Ceilings segments were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2015	2014	2015	2014 (b)
Net Sales:
Gypsum	$617	$612	$1,194	$1,157
Ceilings (a)	131	130	254	255
Distribution	364	344	698	644
Eliminations	(142)	(138)	(267)	(258)
Total	$970	$948	$1,879	$1,798

Operating Profit (Loss):
Gypsum	$98	$95	$166	$160
Ceilings (a)	25	24	46	39
Distribution	9	4	13	5
Corporate	(24)	(21)	(47)	(42)
Eliminations	(3)	(4)	3	2
Total	$105	$98	$181	$164

(a)
Ceilings' net sales and operating profit for the six months ended June 30, 2014 includes the results, through February 27, 2014, of our wholly-owned subsidiaries and consolidated joint ventures that were contributed to UBBP.

(b)	Net sales and operating profit (loss) have been recast for the periods prior to April 1, 2014 to conform with the new presentation of reportable segments.

4.	Earnings Per Share
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
The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table.

	Three months ended June 30,		Six months ended June 30,

(millions, except per-share data)	2015	2014	2015	2014
Income from continuing operations	$79	$58	$103	$103
Loss from discontinued operations	—	(1)	—	(1)
Net income	79	57	103	102
Effect of dilutive securities - RSUs, MSUs, performance shares and stock options	—	—	—	—
Effect of dilutive securities - 10% convertible senior notes	—	—	—	2
Effect of dilutive securities - Deferred compensation program for non-employee directors	—	—	—	—
Income available to shareholders	$79	$57	$103	$104

Average common shares	145.4	144.5	145.4	139.7
Dilutive RSUs, MSUs, performance shares and stock options	1.6	2.3	1.6	2.5
Common shares issuable upon conversion of our 10% convertible senior notes	—	—	—	4.7
Deferred shares associated with a deferred compensation program for non-employee directors	—	0.2	0.2	—
Average diluted common shares	147.0	147.0	147.2	146.9

Earnings (loss) per average common share:
Income from continuing operations	$0.54	$0.40	$0.70	$0.74
Loss from discontinued operations	—	(0.01)	—	(0.01)
Earnings per average common share	$0.54	$0.39	$0.70	$0.73

Diluted earnings (loss) per average common share:
Income from continuing operations	$0.54	$0.39	$0.70	$0.72
Loss from discontinued operations	—	(0.01)	—	(0.01)
Earnings per average diluted common share	$0.54	$0.38	$0.70	$0.71
MSUs, performance shares, RSUs, and stock options and deferred shares associated with our deferred compensation program for non-employee directors that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions, common shares)	2015	2014	2015	2014
MSUs, performance shares, RSUs and stock options	1.8	2.1	1.9	2.1
Deferred shares associated with a deferred compensation program for non-employee directors	0.2	—	—	0.2

5.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss on our accompanying consolidated balance sheets. Proceeds received from sales and maturities of marketable securities were $103 million for the six months ended June 30, 2015. Our investments in marketable securities consisted of the following:

	As of June 30, 2015		As of December 31, 2014
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$57	$57	$93	$93
U.S. government and agency debt securities	2	2	22	22
Asset-backed debt securities	12	12	17	17
Certificates of deposit	9	9	18	18
Municipal debt securities	2	2	4	4
Total marketable securities	$82	$82	$154	$154
The realized and unrealized gains and losses for the three and six months ended June 30, 2015 and 2014 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.
Contractual maturities of marketable securities as of June 30, 2015 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$61	$61
Due in 1-5 years	21	21
Total marketable securities	$82	$82
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.
6.    Intangible Assets
Intangible assets are included in other assets on our accompanying consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of June 30, 2015			As of December 31, 2014
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(58)	$12	$70	$(54)	$16
Other	9	(7)	2	9	(7)	2
Total	$79	$(65)	$14	$79	$(61)	$18
Total amortization expense was $2 million and $4 million for the three and six months ended June 30, 2015 and 2014, respectively. Estimated amortization expense for the remainder of 2015 and for future years is as follows:

(millions)	2015	2016	2017	2018 and thereafter
Estimated future amortization expense	$4	$7	$2	$1

Intangible assets with indefinite lives are not amortized. These assets are summarized as follows:

	As of June 30, 2015			As of December 31, 2014
(millions)	Gross Carrying Amount	Accumulated Impairment Charges	Net	Gross Carrying Amount	Accumulated Impairment Charges	Net
Intangible Assets with Indefinite Lives:
Trade names	$22	$—	$22	$22	$—	$22
Other	9	(1)	8	9	(1)	8
Total	$31	$(1)	$30	$31	$(1)	$30
As of December 31, 2014, approximately $5 million of other indefinite-lived intangible assets met the criteria to be classified as held for sale and therefore were included in other current assets on our accompanying consolidated balance sheet. As of June 30, 2015, these indefinite-lived intangible assets were no longer recorded as held for sale.
7.     Debt
Total debt, including the current portion of long-term debt, consisted of the following:

(millions)	June 30, 2015	December 31, 2014
5.5% senior notes due 2025	$350	$—
5.875% senior notes due 2021	350	350
6.3% senior notes due 2016	500	500
7.75% senior notes due 2018, net of discount	500	500
7.875% senior notes due 2020, net of discount	249	249
8.375% senior notes due 2018	—	350
Ship mortgage facility (includes current portion of long-term debt: 2015 - $0, 2014 - $4)	—	21
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$2,188	$2,209

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
ISSUANCE OF SENIOR NOTES
On February 24, 2015 we issued $350 million of 5.5% senior notes due March 1, 2025, or the 2025 Senior Notes. The net proceeds from the issuance of the 2025 Senior Notes and cash on hand were used to fund the repurchases of the 2018 Senior Notes and all related costs and expenses.
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
SHIP MORTGATE FACILITY
In February 2015, as consideration for the consent of DVB Bank SE, as lender, agent and security trustee of the secured loan facility agreement, to allow Gypsum Transportation Limited, or GTL, to enter into certain future contracts of affreightment, GTL voluntarily repaid $2 million of the outstanding loan balance under its secured loan facility. The repayment provisions of the secured loan facility were not otherwise modified. The voluntary payment was not classified in the current portion of long-term debt on our accompanying consolidated balance sheet as of December 31, 2014. GTL also repaid $1 million in the first quarter of 2015 in accordance with the terms of the original loan facility agreement. In April 2015, in connection with the sale of two self-unloading vessels, GTL repaid the outstanding loan balance of $18 million. See Note 17 for discussion of GTL.
CREDIT FACILITY
Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of June 30, 2015, and outstanding letters of credit, borrowings available under the credit facility were approximately $352 million, including $50 million for CGC. As of June 30, 2015 and during the quarter then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 2.03% for loans in the US and 2.74% for loans in Canada. Outstanding letters of credit totaled $53 million as of June 30, 2015.
The fair value of our debt was approximately $2.315 billion as of June 30, 2015 and $2.338 billion as of December 31, 2014. The fair values were based on quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs and value drivers are observable and, as a result, are classified as Level 2 inputs. See Note 9 for further discussion on fair value measurements and classifications.
As of June 30, 2015, we were in compliance with the covenants contained in our credit facilities.

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
COMMODITY DERIVATIVE INSTRUMENTS
As of June 30, 2015, we had 20 million mmBTUs (millions of British Thermal Units) in aggregate notional amount of outstanding natural gas swap contracts to hedge forecasted purchases. All of these contracts mature by December 31, 2017. For contracts designated as cash flow hedges, the net unrealized loss that remained in accumulated other comprehensive income (loss), or AOCI, as of June 30, 2015 was $16 million and as of December 31, 2014 was $20 million. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first six months of both 2015 and 2014. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a quarterly basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was a $4 million unrealized loss as of June 30, 2015 and a $5 million unrealized loss as of December 31, 2014.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $99 million as of June 30, 2015, and they mature by December 23, 2016. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first six months of both 2015 and 2014. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was an unrealized gain of $4 million and $3 million as of June 30, 2015 and December 31, 2014, respectively.
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of June 30, 2015, our derivatives were in a $16 million net liability position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.

All of our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As required by certain of our agreements, we had $25 million of collateral posted with our counterparties related to our derivatives as of June 30, 2015. Amounts paid as cash collateral are included in receivables on our accompanying consolidated balance sheet.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our consolidated balance sheets, based on their fair value as of the balance sheet date.
FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2015 and 2014.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$1	$(1)	Cost of products sold	$(4)	$1
Foreign exchange contracts	(2)	(2)	Cost of products sold	1	—
Total	$(1)	$(3)		$(3)	$1

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2015	2014
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$—	$—
Total		$—	$—
The following are the pretax effects of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2015 and 2014.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(4)	$2	Cost of products sold	$(7)	$2
Foreign exchange contracts	3	—	Cost of products sold	2	1
Total	$(1)	$2		$(5)	$3

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2015	2014
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$(1)	$1
Total		$(1)	$1

The following are the fair values of derivative instruments and the location on our accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		6/30/15	12/31/14		6/30/15	12/31/14
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$1	$1	Accrued expenses	$11	$14
Commodity contracts	Other assets	—	—	Other liabilities	6	7
Foreign exchange contracts	Other current assets	4	3	Accrued expenses	—	—
Total derivatives in cash flow hedging relationships		$5	$4		$17	$21

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$—	$—	Accrued expenses	$3	$4
Commodity contracts	Other assets	—	—	Other liabilities	1	1
Total derivatives not designated as hedging instruments		$—	$—		$4	$5

Total derivatives	Total assets	$5	$4	Total liabilities	$21	$26
As of June 30, 2015, we had no derivatives designated as fair value hedges or net investment hedges.

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
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	6/30/15	12/31/14	6/30/15	12/31/14	6/30/15	12/31/14	6/30/15	12/31/14
Cash equivalents	$129	$93	$19	$32	$—	$—	$148	$125
Equity mutual funds	4	4	—	—	—	—	4	4
Marketable securities:
Corporate debt securities	—	—	57	93	—	—	57	93
U.S. government and agency debt securities	—	—	2	22	—	—	2	22
Asset-backed debt securities	—	—	12	17	—	—	12	17
Certificates of deposit	—	—	9	18	—	—	9	18
Municipal debt securities	—	—	2	4	—	—	2	4
Derivative assets	—	—	5	4	—	—	5	4
Derivative liabilities	—	—	(21)	(26)	—	—	(21)	(26)

10.    Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(millions)	2015	2014	2015	2014
Pension:
Service cost of benefits earned	$12	$9	$25	$18
Interest cost on projected benefit obligation	17	17	34	33
Expected return on plan assets	(21)	(20)	(42)	(40)
Net amortization	10	6	19	12
Net pension cost	$18	$12	$36	$23
Postretirement:
Service cost of benefits earned	$—	$—	$1	$1
Interest cost on projected benefit obligation	2	2	3	4
Net amortization	(8)	(9)	(16)	(18)
Net postretirement benefit	$(6)	$(7)	$(12)	$(13)
During the first six months of 2015, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $6 million to our pension plan in Canada, and $2 million, in aggregate, to certain other domestic pension plans. We expect to make total contributions to our pension plans in 2015 of approximately $61 million.
11.    Share-Based Compensation
During the first six months of 2015, we granted share-based compensation in the form of market share units, or MSUs, performance shares, and restricted stock units, or RSUs, to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates and the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures. Awards granted during the first six months of 2015 and assumptions used to determine fair value were as follows:

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

MARKET SHARE UNITS
The MSUs granted during the first six months of 2015 generally vest after a three-year period based on our actual stock price performance during such period. The number of MSUs earned will vary from zero to 150% of the number of MSUs awarded depending on the actual performance of our stock price. In the case of termination of employment due to death, disability or retirement during the performance period, vesting will be pro-rated based on the number of full months employed in 2015. Awards earned will be issued at the end of the three-year period. MSUs may vest earlier in the case of a change in control in most circumstances only if there is also a related loss of employment or diminution of duties. Each MSU earned will be settled in common stock.
We estimated the fair value of each MSU granted on the date of grant using a Monte Carlo simulation that used the assumptions noted in the table above. Volatility was based on stock price history immediately prior to grant for a period commensurate with the remaining life of the plan.

PERFORMANCE SHARES
The performance shares granted during the first six months of 2015 generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from zero to 200% of the number awarded depending on that relative performance. Generally, vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, or retirement, and pro-rated awards earned will be issued at the end of the three-year period. Each performance share earned will be settled in common stock.
We estimated the fair value of each performance share granted on the date of grant using a Monte Carlo simulation that used the assumptions noted in the table above. Volatility was based on stock price history immediately prior to grant for a period commensurate with the remaining life of the plan.
RESTRICTED STOCK UNITS
The RSUs granted during the first six months of 2015 vest after a specified number of years from the date of grant or at a specified date. Generally, RSUs may vest earlier in the case of death, disability, or a change in control, provided that RSUs granted after 2012 will vest upon a change in control in most circumstances only if there is also a related loss of employment or diminution of duties. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grant.
12.    Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	June 30, 2015	December 31, 2014
Finished goods	$218	$232
Work in progress	36	35
Raw materials	70	62
Total	$324	$329
ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Six months ended June 30,
(millions)	2015	2014
Balance as of January 1	$123	$132
Accretion expense	4	4
Liabilities incurred	—	—
Changes in estimated cash flows (a)	(1)	(10)
Liabilities settled	(1)	(2)
Foreign currency translation	(2)	(1)
Balance as of June 30	$123	$123

(a)
Changes in estimated cash flows for the six months ended June 30, 2014 included changes in estimates primarily for our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, which we permanently closed during the third quarter of 2011, and our mining operation in Little Narrows, Nova Scotia, Canada as a result of receiving regulatory approval of a revised reclamation plan in 2014.

ACCRUED INTEREST
Interest accrued on our debt as of both June 30, 2015 and December 31, 2014 was $45 million and is included in accrued expenses on our accompanying consolidated balance sheets.
ASSETS HELD FOR SALE
As of June 30, 2015, assets held for sale totaled $42 million, which included port facilities in Mexico and our investment in the Knauf USG joint venture. As of December 31, 2014, assets held for sale totaled $5 million, which reflected other indefinite-lived intangible assets. Assets held for sale are classified as other current assets in our accompanying consolidated balance sheets.
In June 2014, we sold surplus property for a gain of $12 million which is included in cost of goods in our statement of operations.

13.    Accumulated Other Comprehensive Income (Loss)
Changes in the balances of each component of AOCI for the six months ended June 30, 2015 and 2014 were as follows:

	Derivatives		Defined Benefit Plans		Foreign Currency Translation		AOCI
(millions)	2015	2014	2015	2014	2015	2014	2015	2014
Balance as of January 1	$16	$35	$(302)	$(32)	$(52)	$21	$(338)	$24
Other comprehensive income (loss) before reclassifications, net of tax	(1)	2	(2)	(9)	(39)	11	(42)	4
Less: Amounts reclassified from AOCI, net of tax	(5)	3	(3)	6	—	5	(8)	14
Net other comprehensive income (loss)	4	(1)	1	(15)	(39)	6	(34)	(10)
Balance as of June 30	$20	$34	$(301)	$(47)	$(91)	$27	$(372)	$14

Amounts reclassified from AOCI, net of tax, for the six months ended June 30, 2015 and 2014, were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2015	2014	2015	2014
Derivatives
Net reclassification from AOCI for cash flow hedges included in cost of products sold	$(3)	$1	$(5)	$3
Less: Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	—	—	—
Net amount reclassified from AOCI	$(3)	$1	$(5)	$3

Defined Benefit Plans
Net reclassification from AOCI for amortization of prior service cost included in cost of products sold	$(1)	$1	$(2)	$3
Net reclassification from AOCI for amortization of prior service cost included in selling and administrative expenses	(1)	1	(2)	2
Less: Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	(1)	(1)	(1)
Net amount reclassified from AOCI	$(2)	$3	$(3)	$6

Foreign Currency Translation
Net reclassification from AOCI for translation gains realized upon the deconsolidation of foreign subsidiaries included in selling and administrative expenses	$—	$—	$—	$5
Less: Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	—	—	—
Net amount reclassified from AOCI	$—	$—	$—	$5

We estimate that we will reclassify a net $8 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

14.	Oman Investment
In June of 2012, we entered into a strategic partnership with the Zawawi Group in Oman to establish a mining operation by acquiring 55% of Zawawi Gypsum LLC, or ZGL, which holds the mining rights to a gypsum quarry in Salalah, Oman. Quarry mining operations commenced in October 2013. The second phase of the partnership is a 50/50 manufacturing venture, USG-Zawawi Drywall LLC, or ZDL, that now operates a low cost wallboard plant in Oman.
We accounted for the acquisition of the mining rights as an asset acquisition and measured our interest in the mining rights at our cost. We determined that both entities were variable interest entities (VIEs), and, as such, we consolidated the VIEs through February 27, 2014 when our interests in ZGL and ZDL were contributed to UBBP. See Note 2, Equity Method Investments.

15.	Income Taxes
In the second quarter of 2015, we recorded income tax expense of approximately $1 million from foreign, state and local jurisdictions. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a valuation allowance. Therefore, any domestic income or loss before income taxes does not generate a corresponding income tax expense or benefit.
In the six months ended June 30, 2015, we had income tax benefit of approximately $1 million. The income tax benefit for the six months reflects audit closures in certain foreign jurisdictions offset slightly by state and local jurisdiction tax expense.
As of June 30, 2015, we had federal net operating loss, or NOL, carryforwards of approximately $1.833 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032, none of which are subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal Alternative Minimum Tax, or AMT, credit carryforwards of approximately $46 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $1.963 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire if unused in 2015.
As of June 30, 2015, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $242 million, of which $1 million will expire in 2015. The remainder will expire if unused in years 2016 through 2033. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of June 30, 2015, against which we have maintained a valuation allowance.
During periods prior to 2015, we established a valuation allowance against our deferred tax assets totaling $1.023 billion. During the first six months of 2015, we recorded a decrease in the valuation allowance against our deferred tax assets of $43 million resulting in a deferred tax asset valuation allowance of $980 million as of June 30, 2015.
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
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 2.50% for June 2015. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of June 30, 2015, our annual U.S. federal NOL utilization would have been limited to approximately $101 million per year.

16. Litigation
WALLBOARD PRICING CLASS ACTION LAWSUITS
In late 2012, USG Corporation and United States Gypsum Company were named as defendants in putative class action lawsuits alleging that since at least September 2011, U.S. wallboard manufacturers conspired to fix and raise the price of gypsum wallboard sold in the United States and to effectuate the alleged conspiracy by ending the practice of providing job quotes on wallboard. These lawsuits are consolidated for pretrial proceedings in multi-district litigation in the United States District Court for the Eastern District of Pennsylvania, under the title In re: Domestic Drywall Antitrust Litigation, MDL No. 2437. One group of plaintiffs brings their claims on behalf of a class of entities that purchased gypsum wallboard in the United States directly from any of the defendants or their affiliates from January 1, 2012 to the present. The second group of plaintiffs brings their claims on behalf of indirect purchasers of gypsum wallboard who from January 1, 2012 through the present indirectly purchased wallboard in the United States from the defendants or their affiliates for end use and not for resale. Similar lawsuits have been filed in Quebec, Ontario and British Columbia courts on behalf of purchasers of wallboard in Canada. The Canadian lawsuits also name as defendants CGC Inc., our Canadian operating subsidiary, as well as other Canadian and U.S. wallboard manufacturers.
USG has denied the allegations made in these wallboard pricing lawsuits, believes these cases are without merit, and that USG’s pricing and selling policies were and are made independently and in full compliance with the law. Class action antitrust litigation in the United States, however, is expensive, protracted, and carries the risk of triple damages and joint and several liability. To avoid the expense, risk and further distraction of management, in late 2014, we entered into settlement agreements in principle with the attorneys representing the direct and indirect purchaser plaintiff classes in the U.S. wallboard pricing lawsuits. The settlements were memorialized in final settlement agreements and, in the third quarter of 2014, USG recorded a $48 million charge for the settlements. The settlement agreements, in which we deny all wrongdoing, also include releases by participating class members of USG, and its subsidiaries, affiliates, and other related parties, for all conduct concerning any of the matters alleged, or that could have been alleged, in the lawsuits for the time period prior to and including November 30, 2014. The Court preliminarily approved the settlements, and notice of the settlements was then provided to potential class members who could elect to opt out of the settlements (and potentially file their own claims) or participate in the settlements. The number of potential class members who opted out of the settlements was not significant. The Court recently held a hearing on final approval of the settlements but has not yet issued a final judgment order. If the Court enters the final judgment order approving the settlements as expected, the settlements will become final and effective thirty days after entry of the order, assuming no appeal. If we are unable to resolve the U.S. wallboard class action litigation under the terms set forth in the settlement agreements, or at all, there can be no assurance that the outcome of these lawsuits will not have a material effect on our business, financial condition, operating results or cash flows.
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
In addition to the class action lawsuits, in the first quarter of 2015, USG and seven other wallboard manufacturers were named as defendants in a lawsuit filed in federal court in California by twelve homebuilders asserting individual claims similar to the claims asserted in the U.S. class action lawsuits. These homebuilders opted out of the class action settlements, and their lawsuit has been transferred to the United States District Court for the Eastern District of Pennsylvania that is presiding over the U.S. class action lawsuits. We believe that the cost, if any, of resolving these homebuilders’ claims will not materially increase the $48 million agreed to in the class action settlements.
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of both June 30, 2015 and December 31, 2014, we had an accrual of $16 million for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our business, financial condition, operating results or cash flows.

OTHER LITIGATION
We are named as defendants in other claims and lawsuits arising from our operations, including claims and lawsuits arising from the operation of our vehicles, product performance or warranties, personal injury and commercial disputes. We believe that we have properly accrued for our probable liability in connection with these claims and suits, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. We do not expect these or any other litigation matters involving USG to have a material effect on our business, financial condition, operating results or cash flows.
17. Gypsum Transportation Limited
In April 2015, we completed the sale of our two self-unloading ocean vessels owned by Gypsum Transportation Limited, or GTL, for $42 million and recorded a gain of $7 million on the disposition. With a portion of the proceeds from the sale, GTL repaid the outstanding loan balance of $18 million under GTL’s secured loan facility agreement with DVB Bank SE and paid applicable selling costs. Additionally, we returned the third vessel leased by GTL and paid $7 million of early termination costs which were previously accrued for in the fourth quarter of 2014. In the second quarter 2015, GTL incurred charges of $6 million to exit our shipping operations.
The net impact of the gain on the sale of the vessels and charges incurred to wind down the shipping operations of $1 million is recorded in “Gain on disposal of shipping operations, net” on the consolidated statement of operations. Per the terms of the sale agreement, $2 million of the cash proceeds was held in escrow. This was recorded as restricted cash as of June 30, 2015 and was subsequently released in July 2015.
GTL recorded operating profit of $1 million for each of the three and six months ended June 30, 2015 compared with operating profit of $6 million and $14 million for the three and six months ended June 30, 2014, respectively.

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
Overview
We are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first six months of 2015:

•	residential and nonresidential repair and remodel activity accounted for approximately 53% of our net sales,

•	new residential construction accounted for approximately 18% of our net sales,

•	new nonresidential construction accounted for approximately 24% of our net sales, and

•	other activities accounted for approximately 5% of our net sales.
SEGMENTS
Our operations are organized into four segments: Gypsum, Ceilings, Distribution and USG Boral Building Products, or UBBP.
Gypsum: Our Gypsum segment manufactures and markets gypsum and related products in the United States, Canada, Mexico and Latin America. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, USG Mexico, S.A. de C.V., or USG Mexico, and Latin America. Gypsum’s products are used in a variety of building applications to finish the walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. The major product lines within the Gypsum segment are:

Wallboard	Sheetrock® brand gypsum wallboard portfolio and Securock® glass mat sheathing
Surfaces	Sheetrock® brand joint compound, corner bead, joint tape, plaster
Substrates	Durock® cement backerboard, Fiberock® backerboard, Levelrock® flooring, Securock® glass mat roofing and commercial roof board, and industrial gypsum
Ceilings: Our Ceilings segment manufactures and markets interior systems products in the United States, Canada, Mexico and Latin America. Ceilings includes USG Interiors, LLC, or USG Interiors, the ceilings business of CGC, USG Mexico and Latin America. In addition, through February 27, 2014, it also included our businesses in the Asia-Pacific region (see paragraph below regarding UBBP), which were included in USG International. Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada and, through February 27, 2014, in the Asia-Pacific region. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, Latin America and, through February 27, 2014, in the Asia-Pacific region.
As discussed below under USG Boral Building Products, or UBBP, on February 27, 2014, we invested with Boral Limited, or Boral, in UBBP, and in connection therewith contributed to UBBP our operations in the Asia-Pacific region. As such, Ceilings includes the results and activities of our subsidiaries in the Asia-Pacific region only through February 27, 2014.
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
USG Boral Building Products (UBBP): On February 27, 2014, we and certain of our subsidiaries formed the 50/50 joint ventures, USG Boral Building Products Pte. Limited, a company organized under the laws of Singapore, and USG Boral Building Products Pty Limited, a company organized under the laws of Australia, with Boral. These joint ventures are herein referred to as USG Boral Building Products. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the "Territory"). UBBP

manufactures and distributes products for wall, ceiling, floor lining and exterior systems that utilize gypsum, wallboard, referred to as plasterboard in the region, mineral fiber ceiling tiles, steel grid and studs and joint compound.
As consideration for our 50% ownership in UBBP, we (i) made a $515 million cash payment to Boral, which included a $500 million base price and $15 million of customary estimated working capital and net debt adjustments, (ii) contributed to UBBP our subsidiaries and joint venture investments in China, Singapore, India, Malaysia, New Zealand, Australia, the Middle East and Oman, and (iii) granted to UBBP licenses to use certain of our intellectual property rights in the Territory. In the event certain performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised of $25 million based on performance during the first three years after closing and up to $50 million based on performance during the first five years after closing. We recorded a liability representing the present value of the first earnout payment. As of June 30, 2015 and December 31, 2014, this liability totaled $24 million and $23 million, respectively, and is included in other liabilities on our accompanying consolidated balance sheets.
UBBP is currently targeting the distribution of at least 50% of combined after tax profits to USG and Boral in proportion to the respective ownership interests; provided, however, that UBBP will not pay dividends if such payments are, among other things, restricted pursuant to the terms of the credit facilities maintained by UBBP, inconsistent with the then-applicable strategic plan, or illegal. Through June 30, 2015, cash dividends of $36 million have been declared by UBBP's Board of Directors and paid by UBBP. Our share of these dividends is $18 million, which we intend to use to pay the earnout payment described above.
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
Our investment in UBBP is accounted for as an equity method investment and was initially measured at cost. Our existing wholly-owned subsidiaries and consolidated variable interest entities that were contributed into the joint ventures were deconsolidated, which resulted in a gain of $27 million during the first quarter of 2014. Our investments in UBBP consummated on February 27, 2014, and as a result, only four months of our share of equity income from UBBP is reflected in income from equity method investments for the six months ended June 30, 2014.
Geographic Information: For the first six months of 2015, we recorded $1.879 billion of net sales in our consolidated statement of operations, of which approximately 85% were attributable to the United States, approximately 10% were attributable to Canada and other foreign countries accounted for the remaining 5%. Net sales for UBBP for the first six months of 2015 were $492 million, which were comprised of 33% to Australia, 21% to South Korea, 12% to China, 15% to Thailand, with other foreign countries accounted for the remaining 19%.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including conditions in the North American housing and construction-based markets and the markets in Asia, Australasia and the Middle East, which are our most significant markets. Our expansion via UBBP into the markets of Asia, Australasia, and the Middle East has significantly increased our exposure to the economic conditions in those areas. The markets we serve can be broadly categorized as new residential construction, new nonresidential construction and repair and remodel activity, which includes both residential and nonresidential construction.
For the new residential construction market in the United States, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows a housing start by 90 to 120 days. In June 2015, the seasonally-adjusted annualized rate of housing starts reported by the U.S. Census Bureau was 1,174,000 units, an increase from 1,069,000 units reported for May 2015 and a decrease from 1,190,000 units reported for April 2015. In comparison, housing starts for all of 2014 were 1,003,000 units. Most industry analysts believe that the recovery in new residential construction will continue, although the recovery over the next few years may be uneven and modest, and that over the longer term housing starts will begin to reach historical averages. Industry analysts’ forecasts for 2015 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 1,030,000 to 1,170,000 units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. We currently estimate that 2015 housing starts in the United States will be in the middle of the range of 1,000,000 to 1,200,000.

Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to the most recent construction market forecast from Dodge Data & Analytics (formerly known as McGraw-Hill Construction), total floor space for which new nonresidential construction contracts were signed in the United States increased 10% in 2014 compared with 2013. This followed a 12% increase in 2013 compared with 2012 and an 11% increase in 2012 compared with 2011. Dodge Data & Analytics forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 10% in 2015 from the 2014 level. Dodge Data & Analytic's forecast includes several building types which do not generate significant demand for our products; therefore, we anticipate new nonresidential construction growth in our business sectors in 2015 compared to 2014 will be in the mid-single digits.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States were approximately 4.93 million units in 2014, reflecting a 3% decrease from the 2013 level of 5.09 million units. The seasonally adjusted annual rate of existing home sales was 5.49 million units in June 2015, the highest level since February 2007. This was 3% higher than the May 2015 rate of 5.32 million units, and 10% higher than the June 2014 revised rate of 5.01 million units. Sales have increased year-over-year for six consecutive months. The generally rising levels of existing home sales and home resale values in recent years have contributed to an increase in demand for our products from the residential repair and remodel market. We currently estimate that overall repair and remodel spending growth in 2015, compared to 2014, will be in the low- to mid-single digits.
The rate of recovery in the new residential construction market, new nonresidential construction market and the repair and remodel market still remains uncertain and will depend on broader economic issues such as employment, household formation, housing price trends, availability of mortgage financing, interest rates, consumer confidence, job growth and discretionary business investment.
We expect improvement over the next twelve months in the construction industries of our largest international markets in North America of Canada and Mexico. Emerging markets, including those that are within the UBBP territory, provide opportunities for our operations to serve the increasing demand for products in these regions. Several market forecasters have predicted that China will lead construction materials demand growth over the next several years. Several other countries, including South Korea and Australia, are forecasted to experience steady growth as well. Although the rate of growth in certain emerging markets has slowed, we expect the growth in these markets to exceed the improvements in North America. We anticipate that the results from UBBP will enable us to dampen some of the future cyclicality in our business.
The housing and construction-based markets we serve are affected by broader economic issues such as employment, the availability of credit, lending practices, interest rates, availability of mortgage financing, income tax policy and consumer confidence and preference. An increase in levels of unemployment, restrictive lending practices, a decrease in consumer confidence or other economic conditions could have a material effect on our business, financial condition, operating results and cash flows. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns or financial concerns in the regions where we have operations may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our Gypsum segment has improved with the modest recovery in residential housing over the last three years, although, it continues to be adversely affected by the low level of residential and other construction activity compared to historical averages. Our Distribution segment, which serves the residential and commercial markets, and our Ceilings segment, which primarily serves the commercial markets, have both showed some improvements. However, they continue to be adversely affected by the low levels of new commercial construction activity.
Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 10.6 billion square feet in the first six months of 2015, up approximately 7% compared with 9.9 billion square feet in the first six months of 2014. We estimate that industry shipments in the United States for all of 2015 will be approximately 23 billion, up approximately 6% from 21.8 billion square feet in 2014.
There is excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 32.8 billion square feet as of January 1, 2015. We estimate that the industry capacity utilization rate was approximately 63% and 60% during the first six months of 2015 and 2014, respectively, and 74% in the fourth quarter of 2014. Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2015, but the magnitude of any increase will depend on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will experience a modest increase in 2015 compared to 2014. Despite our realization of improvement in our average wallboard selling price, we could experience pressure on gypsum wallboard selling prices and our gross margins at such low levels of capacity utilization. In early 2015, U.S. Gypsum implemented a price increase for wallboard with the new not to exceed price being set for January 1, 2015 through October 31, 2015. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices. If we are unable to maintain our price increases, our net sales and operating profit may be materially and adversely impacted.

Consolidated Results of Operations

(dollars in millions, except per-share data)	2015	2014	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended June 30:
Net sales	$970	$948	$22	2%
Cost of products sold	787	773	(14)	(2)%
Gross profit	183	175	8	5%
Selling and administrative expenses	79	77	(2)	(3)%
Gain on disposal of shipping operations, net	(1)	—	1	*
Operating profit	105	98	7	7%
Income from equity method investments	14	5	9	*
Interest expense	(40)	(45)	5	11%
Other income, net	1	—	1	*
Income from continuing operations before income taxes	80	58	22	38%
Income tax benefit (expense)	(1)	—	(1)	*
Income from continuing operations	79	58	21	36%
Loss from discontinued operations, net of tax	—	(1)	1	100%
Net income	$79	$57	$22	39%
Diluted earnings per share	$0.54	$0.38	$0.16	42%

Six months ended June 30:
Net sales	$1,879	$1,798	$81	5%
Cost of products sold	1,543	1,480	(63)	(4%)
Gross profit	336	318	18	6%
Selling and administrative expenses	156	154	(2)	(1)%
Gain on disposition of shipping operations, net	(1)	—	1	*
Operating profit	181	164	17	10%
Income from equity method investments	22	8	14	*
Interest expense	(83)	(92)	9	10%
Interest income	1	1	—	—%
Loss on extinguishment of debt	(19)	—	(19)	*
Gain on deconsolidation of subsidiaries and consolidated joint ventures	—	27	(27)	(100)%
Income from continuing operations before income taxes	102	108	(6)	(6%)
Income tax benefit (expense)	1	(5)	6	*
Income from continuing operations	103	103	—	—%
Loss from discontinued operations, net of tax	—	(1)	1	100%
Net income	$103	$102	$1	1%
Diluted earnings per share	$0.70	$0.71	$(0.01)	(1%)

*not meaningful
NET SALES
Consolidated net sales for the second quarter of 2015 increased $22 million, or 2%, compared with the second quarter of 2014. This reflects higher net sales for our Gypsum and Distributions segments of 1% and 6%, respectively. Net sales for our Ceilings segment remained relatively flat. The higher levels of net sales for our Gypsum segment reflected higher volume and selling prices, offset by a decrease in sales by GTL of $19 million including intra-segment eliminations. The increased sales for our Distribution segment was due to higher volumes and selling prices.
Consolidated net sales for the first six months of 2015 increased $81 million, or 5%, compared with the first six months of 2014. The increase reflects higher sales for our Gypsum and Distribution segments of 3% and 8%, respectively. Sales for our Ceilings segment remained relatively flat over the comparative period. The higher levels of net sales for our Gypsum segment reflected higher volume and, to a lesser extent, higher selling prices, offset by a decrease in sales by GTL of $30 million including intra-segment eliminations. The increased sales for our Distribution segment was due to higher volume and, to a lesser extent, higher selling prices. Net sales in 2014 for our Ceilings segment included $7 million in sales for our subsidiaries in Asia-Pacific, India and Oman that were contributed to UBBP on February 27, 2014. Excluding that impact, net sales for our Ceilings segment increased 2%, primarily driven by higher volumes and selling prices of ceiling tile in the United States.
GROSS PROFIT
Gross profit for the second quarter of 2015 increased $8 million, or 5%, compared with the second quarter of 2014. Gross profit as a percentage of net sales was 18.9% for the second quarter of 2015, compared with 18.5% for the second quarter of 2014. Gross profit in the second quarter of 2014 included a $12 million gain for the sale of surplus property and $6 million of higher gross profit for GTL. Excluding these amounts, gross profit increased $26 million, which was due to higher volume and selling prices and lower cost for U.S. Gypsum’s Sheetrock® brand gypsum wallboard and joint compound, higher gross profit for substrates products, and higher selling prices and lower cost for ceiling tile.
Gross profit for the first six months of 2015 increased $18 million, or 6%, compared with the first six months of 2014. Gross profit as a percentage of net sales was 17.9% for the first six months of 2015, compared with 17.7% for the first six months of 2014. Gross profit in the first six months of 2014 included a $12 million gain for the sale of surplus property, a $7 million noncash reversal of an asset retirement obligation and $15 million of higher gross profit for GTL. Excluding these amounts, gross profit increased $52 million due to higher volume and selling prices and lower cost for U.S. Gypsum’s Sheetrock® brand gypsum wallboard and joint compound, higher gross profit for substrates products, higher selling prices and lower cost for ceiling tile, and higher volume and selling prices for ceiling grid.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $79 million in the second quarter of 2015 compared to $77 million in the second quarter of 2014. As a percentage of net sales, selling and administrative expenses remained unchanged at 8.1% for each of the comparative quarters.
Selling and administrative expenses totaled $156 million in the first six months of 2015 compared to $154 million in the first six months of 2014. As a percentage of net sales, selling and administrative expenses were 8.3% for the first six months of 2015 compared to 8.6% for the first six months of 2014. The decrease as a percentage of sales reflects management's focus on cost savings including the deferral of projects that were started when the recovery was anticipated to reach the same level as past recoveries in the United States in the near term.
GAIN ON DISPOSAL OF SHIPPING OPERATIONS, NET
During the second quarter of 2015, we recorded a net gain on the disposal of our shipping operations of $1 million. This reflects a gain on sale of our two self-unloading vessels of $7 million and charges to wind down our shipping operations of $6 million. We do not expect GTL to have a financial impact going forward.
INCOME FROM EQUITY METHOD INVESTMENTS
Income from equity method investments in the second quarter of 2015 was $14 million, an increase of $9 million from the second quarter of 2014. We recorded $13 million of equity income from UBBP, an increase of $9 million over the comparative quarter in 2014. The improved results from the joint venture reflect an improvement in operating profit as a result of a decrease in variable costs, advertising and administrative expenses offset by an unfavorable impact of foreign currency. Additionally, the joint venture continues to make progress on realizing targeted synergy savings and improved market adoption rate of lightweight products. Further contributing to the increase is the absence of our share of both $7 million of restructuring charges and $3 million of facility damage costs incurred in the second quarter of 2014.
Income from equity method investments in the first six months of 2015 was $22 million, an increase of $14 million from the first six months of 2014. The results for six months of 2015 include six months of activity while the results for the six months of 2014 included four months of activity, as the joint ventures with Boral did not commence until February 27, 2014. The improved results for the year-to-date period are reflective of the improvements discussed above.
INTEREST EXPENSE
Interest expense was $40 million in the second quarter of 2015, down $5 million, or 11%, from the second quarter of 2014 and was $83 million in the first six months of 2015, down $9 million, or 10%, from the first six months of 2014. The decrease in interest expense for both comparative periods primarily reflects lower debt levels and lower interest rates on our outstanding debt. The decline in both periods was driven by the conversion of $75 million of our 10% convertible senior notes into common stock in April 2014, the August 2014 repayment of $59 million of our 9.75% Senior Notes, the February 2015 repurchase of our 8.375% Senior Notes due 2018, the repayment of our ship mortgage facility and lower amortization of deferred administrative fees and debt discounts.

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
INCOME TAX EXPENSE / (BENEFIT)
We recorded an income tax expense of $1 million in the second quarter of 2015 from foreign, state and local jurisdictions compared to $0 million for the second quarter of 2014. We recorded an income tax benefit of $1 million in the first six months of 2015. The income tax benefit for the first six months of 2015 reflects audit closures in certain foreign jurisdictions offset slightly by state and local jurisdiction tax expense.
Segment Results of Operations
GYPSUM
Net sales and operating profit (loss) for the businesses comprising our Gypsum segment were as follows:

	Three months ended June 30:				Six months ended June 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2015	2014	$	%	2015	2014(a)	$	%
Net sales:
United States	$516	$488	$28	6%	$993	$920	$73	8%
Canada	87	90	(3)	(3)%	163	166	(3)	(2)%
Mexico / Latin America	48	48	—	—%	96	95	1	1%
Gypsum Transportation Limited	—	21	(21)	(100)%	10	42	(32)	(76)%
Canadian Mining	2	1	1	100%	2	1	1	100%
Eliminations	(36)	(36)	—	—%	(70)	(67)	(3)	(4)%
Total	$617	$612	$5	1%	$1,194	$1,157	$37	3%

Operating profit (loss):
United States	$91	$83	$8	10%	$157	$131	$26	20%
Canada	3	5	(2)	(40)%	4	8	(4)	(50)%
Mexico / Latin America	5	4	1	25%	9	8	1	13%
Gypsum Transportation Limited	1	6	(5)	(83)%	1	14	(13)	(93)%
Canadian Mining	(2)	(3)	1	33%	(5)	(1)	(4)	*
Total	$98	$95	$3	3%	$166	$160	$6	4%
* Not meaningful

(a)	Results for the first three months of 2014 have been recast to reflect our change in segments.

United States: Net sales in the second quarter of 2015 were $516 million, up $28 million, or 6%, compared with the second quarter of 2014. The increase in net sales was due to the following:

	Sales		Volume		Price
(millions)	$	%	$	%	$	%
Change to Q2 2015 from Q2 2014
Sheetrock® brand gypsum wallboard	$12	6%	$9	4%	$3	2%
Sheetrock® brand joint compound	4	5%	2	3%	2	2%
Roof board	4	29%	4	29%	—	—%
Other	8
Total increase in net sales	$28	6%
The increase of $12 million from the second quarter of 2014 to the second quarter of 2015 in Sheetrock® brand gypsum wallboard reflected increases in both shipments and average selling prices. The increased shipments reflect higher opportunity and greater demand from big box retailers and specialty dealers. Our premium Sheetrock® Brand UltraLight Panels accounted for 64% of all of our wallboard shipments during the second quarter of 2015, compared to 62% in the second quarter of 2014.
Sales of Sheetrock® brand joint compound increased $4 million on both increased volume and price. Sales of roof board increased $4 million which reflected higher volume of Gyp-Fiber roof boards and Glass-Mat roof boards. The increase in Other reflected higher sales of Levelrock® brand gypsum underlayment of $3 million and of other products of $5 million. The increase in Levelrock® was due to increased market share and accessory products. The increase in other products, which was due to product mix, reflected higher sales of substrates products, none of which were individually significant.
Operating profit of $91 million was recorded in the second quarter of 2015 compared with operating profit of $83 million in the second quarter of 2014. The increase of $8 million in operating profit reflected the following:

	Operating Profit	Volume	Price	Cost
(millions)	$	$	$	$
Change to Q2 2015 from Q2 2014
Sheetrock® brand gypsum wallboard	$14	$4	$3	$7
Sheetrock® brand joint compound	4	1	2	1
Roof board	1	1	—	—
Other	(11)
Total increase in operating profit	$8
The increase in operating profit reflected gross profit improvement for Sheetrock® brand gypsum wallboard, Sheetrock® brand joint compound and Gyp-Fiber and Glass-Mat roof board. The increased gross profit for Sheetrock® brand gypsum wallboard reflected higher shipments and higher gross margin due to the price increase discussed above and increased sales of higher margin Sheetrock® brand UltraLight Panel products. The decrease in cost of $7 million also contributed to the operating profit improvement and reflected a decrease in per unit cost totaling $2 million, $2 million of savings in synthetic gypsum and $3 million in other product costs. The lower per unit cost for U.S. Gypsum’s Sheetrock® brand gypsum wallboard in the second quarter of 2015 as compared with the second quarter of 2014 was due to the net impact of a per unit decrease of 7% for energy, primarily natural gas, and 1% for raw materials, primarily paper, offset by a per unit cost increase of 3% in fixed costs.
The decrease of $11 million in Other reflected the absence of a $12 million gain recorded in the second quarter of 2014 for the sale of surplus property, which is partially offset by improved profitability of our substrates products. Also impacting operating profit is an increase in selling and administrative costs of $3 million driven primarily by an increase in sales commission expense.
Canada: Net sales in the second quarter of 2015 were $87 million, a decrease of $3 million from $90 million in the second quarter of 2014. The change in sales reflects an increase in gypsum wallboard of $7 million offset by an unfavorable impact of currency translation of $10 million. An increase of 9% in volume and an increase of 6% in average selling prices of gypsum wallboard contributed to increased sales. Operating profit in the second quarter of 2015 was $3 million, a decrease of

$2 million from the second quarter of 2014. The decrease reflects an unfavorable impact of currency translation of $1 million and increase in other costs and selling and administrative expenses of $1 million.
Mexico / Latin America: Net sales for our gypsum businesses in Mexico and Latin America were unchanged from $48 million in the second quarter of 2015 compared to the second quarter of 2014. Mexico's net sales were negatively impacted by currency of $5 million which was offset by increases in sales of gypsum wallboard of $2 million, joint treatment of $1 million, Durock® of $1 million and other products of $1 million. Operating profit increased to $5 million in the second quarter of 2015 from $4 million in the second quarter of 2014. The increase of $1 million reflects improved margins on gypsum wallboard in Mexico.
Gypsum Transportation Limited: There were no sales for our shipping company, Gypsum Transportation Limited, or GTL, for the second quarter of 2015 compared to $21 million in the second quarter of 2014. Operating profit was $1 million in the second quarter of 2015 compared to an operating profit of $6 million in the second quarter of 2014. The decrease in both net sales and operating profit reflected the cessation of shipping activity under a long-term shipping contract in the fourth quarter of 2014. No sales were recorded in the second quarter of 2015 as our short-term shipping contract ended in March 2015 and we sold our two self-unloading vessels in April 2015. The $1 million of operating profit in second quarter of 2015 reflects the gain recorded on the sale of our ships offset by charges incurred to wind down our shipping operations.
Canadian Mining: Net sales for our mining operation in Little Narrows, Nova Scotia, Canada, were $2 million for the second quarter of 2015 and $1 million for the second quarter of 2014. Operating loss was $2 million in the second quarter of 2015 compared to an operating loss of $3 million in the second quarter of 2014.
CEILINGS
Net sales and operating profit for the businesses comprising our Ceilings segment were as follows:

	Three months ended June 30:				Six months ended June 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2015	2014	$	%	2015	2014(a)(b)	$	%
Net sales:
United States	$121	$120	$1	1%	$236	$228	$8	4%
USG International (a)	—	—	—	—%	—	7	(7)	(100)%
Canada	14	15	(1)	(7)%	28	28	—	—%
Mexico / Latin America	8	7	1	14%	17	17	—	—%
Eliminations	(12)	(12)	—	—%	(27)	(25)	(2)	(8)%
Total	$131	$130	$1	1%	$254	$255	$(1)	—%

Operating profit:
United States	$23	$21	$2	10%	$42	$32	$10	31%
USG International (a)	—	—	—	—%	—	—	—	—%
Canada	1	2	(1)	(50)%	2	4	(2)	(50)%
Mexico / Latin America	1	1	—	—%	2	3	(1)	(33)%
Total	$25	$24	$1	4%	$46	$39	$7	18%

(a)
USG International’s net sales and operating profit for the six months ended June 30, 2014 include the results of our wholly-owned subsidiaries and consolidated joint ventures that were contributed to UBBP on February 27, 2014.

(b)	Results for the first three months of 2014 have been recast to reflect our change in segments.

United States: Net sales for our domestic ceilings business in the second quarter of 2015 were $121 million, an increase of$1 million, or 1%, from the second quarter of 2014. The increase reflected the following:

	Sales		Volume		Price
(millions)	$	%	$	%	$	%
Change to Q2 2015 from Q2 2014
Ceiling grid	$(1)	(3)%	$(1)	(3)%	$—	—%
Ceiling tile	2	2%	1	1%	1	1%
Total increase in net sales	$1	1%
The decrease of $1 million in sales of ceiling grid reflected lower volumes. The increase of $2 million in ceiling tile reflected increases in both volume and average selling price. The higher volume was driven by increased sales of premium tile products and the higher average selling price was driven by a price increase implemented in the first quarter of 2015.
Operating profit was $23 million for the second quarter of 2015, an increase of $2 million, or 10%, from the second quarter of 2014. The increase reflected the following:

	Operating Profit	Volume	Price	Cost
(millions)	$	$	$	$
Change to Q2 2015 from Q2 2014
Ceiling grid	$(1)	$—	$—	$(1)
Ceiling tile	3	—	1	2
Total increase in operating profit	$2
The increase in operating profit reflects an increase in gross profit for ceiling tile offset by a decrease in gross profit for ceiling grid. The increase in ceiling tile was driven primarily by a price increase implemented in the first quarter of 2015 and lower costs due to lower energy and raw material costs.
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
Canada:  Net sales of $14 million for the second quarter of 2015 was a decrease of $1 million compared to the second quarter of 2014. The decrease reflected an unfavorable impact of currency translation of $1 million. Operating profit of $1 million decreased $1 million compared to the second quarter of 2014. The decrease primarily reflects the impact of foreign currency translation and lower margins on ceiling tile.
Mexico / Latin America: Net sales of $8 million for the second quarter of 2015 increased $1 million compared to the second quarter of 2014. The increase reflected higher sales of $1 million in Latin America of ceiling products. Additionally, Mexico recorded higher sales of ceiling tile of $1 million offset by the unfavorable impact of currency translation of $1 million. Operating profit of $1 million remained unchanged from the second quarter of 2014.

DISTRIBUTION
Net sales and operating profit for our Distribution segment, which consists of L&W Supply, were as follows:

	Three months ended June 30:				Six months ended June 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2015	2014	$	%	2015	2014	$	%
Net sales	$364	$344	$20	6%	$698	$644	$54	8%
Operating profit	9	4	5	*	13	5	8	*

*not meaningful

L&W Supply’s net sales in the second quarter of 2015 were $364 million, up $20 million or 6%, compared with the second quarter of 2014. Same store net sales for the second quarter of 2015 were up 5% compared with the second quarter of 2014. Net sales of gypsum wallboard increased $11 million, or 9%, reflecting an increase in gypsum wallboard volume and price. Net sales of metal products increased $1 million and net sales of all other products increased $8 million.
Operating profit was $9 million in the second quarter of 2015 compared with $4 million in the second quarter of 2014. The $5 million increase in operating profit was attributable to increased gross profit of $5 million on gypsum wallboard driven by an increase in volume of 7% and an increase in margin of 1% and increased gross profit of $4 million for ceilings and other products. Additional improvement in operating profit was related to certain reserve adjustments of $2 million, including changes in our reserves for insurance and workers compensation, bad debt, and inventories. Offsetting the increases were increased delivery expenses of $3 million due to higher sales and higher selling and administrative expenses. Delivery expenses as a percentage of sales were flat quarter over quarter.
L&W Supply served its customers from 146 distribution branches in the United States as of June 30, 2015. In July 2015, L&W announced the closure of two under performing branches in areas that are served by multiple branches.
USG BORAL BUILDING PRODUCTS
Net sales and operating profit for UBBP and our share of the net income of UBBP were as follows:

	Three months ended June 30:				Six months ended June 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2015	2014	$	%	2015	2014	$	%
Net sales	$264	$280	$(16)	(6)%	$492	$369	$123	33%
Operating profit	34	16	18	*	57	26	31	*
Income from equity method investments - UBBP	$13	$4	$9	*	$21	$7	$14	*

*not meaningful
UBBP is our 50/50 joint ventures with Boral and are accounted for as equity method investments. Our share of the net income of UBBP recorded in income from equity method investments in our consolidated statement of operations increased $9 million to $13 million for the second quarter of 2015 from the second quarter of 2014.
The following is a discussion of UBBP's consolidated results for the second quarter of 2015 as compared to the second quarter of 2014.
Net sales for UBBP were $264 million in the second quarter of 2015 compared to $280 million for the second quarter of 2014, with foreign currency unfavorably impacting sales in the second quarter of 2015. Plasterboard shipments decreased to 1.13 billion square feet for the second quarter of 2015 from 1.16 billion square feet for the second quarter of 2014, primarily due to normalization of plasterboard shipments in Korea. Operating profit was $34 million in the second quarter of 2015 compared to $16 million for the second quarter of 2014. The increase of $18 million in operating profit reflected the absence of costs incurred in the second quarter of 2014 of $7 million of restructuring costs related to initiatives to streamline the operations within the joint venture and $3 million of facility damage costs. Also driving the improvement in operating profit was a decrease in variable costs and advertising and administrative expenses offset by an unfavorable impact of foreign currency of $4 million. Additionally, the joint venture experienced synergy savings and improved market performance of lightweight products. See Note 2 to our consolidated financial statements.

Net sales in Asia and Australasia made up approximately 65% and 35%, respectively, of total net sales for UBBP. Net sales in South Korea, China, Thailand and Indonesia represented approximately 77% of Asia's net sales and plasterboard revenue accounted for approximately 70% of Asia's net sales.
CORPORATE
The operating loss for Corporate increased to $24 million in the second quarter of 2015 compared with $21 million in the second quarter of 2014 primarily due to a net increase in incentive compensation.
Liquidity and Capital Resources
As of June 30, 2015, we had $313 million of cash and cash equivalents and marketable securities compared with $382 million as of December 31, 2014. See discussion below under Cash Flows for explanation of the change in cash and cash equivalents. Our total liquidity as of June 30, 2015 was $665 million (including $352 million of borrowing availability under our credit facilities) compared to $673 million as of December 31, 2014 (including $291 million of borrowing availability under our credit facilities). The increase in availability under our credit facilities was primarily due to higher accounts receivable balances.
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
Total debt, consisting of senior notes and industrial revenue bonds amounted to $2.188 billion ($2.189 billion in aggregate principal amount less $1 million of unamortized original issue discount) as of June 30, 2015 and $2.209 billion ($2.210 billion in aggregate principal amount less $1 million of unamortized original issue discount) as of December 31, 2014. As of June 30, 2015 and during the six months then ended, there were no borrowings under our revolving credit facility and no borrowings outstanding.
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
The credit agreement allows for the borrowing of revolving loans and issuance of letters of credit (up to a maximum of $200 million at any time outstanding, in aggregate) to USG and its subsidiaries. The maximum principal amount of revolving loans and letters of credit that may be borrowed by USG may not exceed the lesser of (1) $450 million and (2) the excess of (a) the domestic borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries minus (b) the amount, if any, by which of the outstanding balance at CGC exceeds the CGC borrowing base determined by reference to the trade receivables and inventory of CGC and certain Canadian subsidiaries at such time. The maximum principal amount of revolving loans and letters of credit that may be borrowed by CGC at any time may not exceed the lesser of (1) $50 million and (2) the sum of the CGC borrowing base determined by reference to the trade receivables and inventory of CGC and certain Canadian subsidiaries, plus the domestic borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries, minus the amount outstanding to USG at such time.
The credit agreement contains a financial covenant that would require us to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 if the excess of the availability (as defined in the credit agreement) is less than an amount equal to 10% of the lesser of (a) the aggregate revolving commitment at such time and (b) the aggregate borrowing base at such time. As of June 30, 2015, our fixed charge coverage ratio was 1.10-to-1.0. Because we currently satisfy the required fixed charge coverage ratio, we are not required to maintain a minimum borrowing availability under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility were approximately $352 million.
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
In the second quarter of 2015, we repaid the outstanding balance on our ship mortgage facility of $18 million with the proceeds from the sale of our two self-unloading vessels. We repaid $3 million of this facility in the first quarter of 2015 with cash on hand.
Our undistributed foreign earnings as of June 30, 2015 are considered permanently reinvested with the exception of earnings associated with our shipping operations and those associated with our equity method investment in Knauf-USG. The amount of cash and cash equivalents held by our foreign subsidiaries was $71 million as of June 30, 2015. Any repatriation of these funds to the U.S. would have an immaterial impact on our current tax rate due to our substantial net operating loss, or NOL, carryforwards and related valuation allowance.
CASH FLOWS
The following table presents a summary of our cash flows:

	Six months ended June 30,
(millions)	2015	2014
Net cash provided by (used for):
Operating activities	$34	$20
Investing activities	18	(593)
Financing activities	(46)	(1)
Discontinued operations	—	(1)
Effect of exchange rate changes on cash	(3)	—
Net increase (decrease) in cash and cash equivalents	$3	$(575)
Operating Activities: The increase in net cash provided by operating activities for the first six months of 2015 compared to the first six months of 2014 reflected the receipt of a cash dividend of $18 million from UBBP for earnings through March 2015 offset by higher outflows due to an increase in working capital compared to the prior year end. The increase in working capital was driven primarily by higher accounts receivable and lower accounts payable.
As of June 30, 2015, working capital (current assets less current liabilities) amounted to $762 million, and the ratio of current assets to current liabilities was 2.52-to-1. As of December 31, 2014, working capital amounted to $589 million, and the ratio of current assets to current liabilities was 2.05-to-1.
Investing Activities: Net cash provided by investing activities during the first six months of 2015 was $18 million compared to net cash used for investing activities of $593 million during the first six months of 2014. The change reflects a cash outflow in February 2014 of $557 million for our investment in UBBP, consisting of a $500 million base purchase price, $13 million of customary estimated working capital and net debt adjustments, $21 million of transaction costs and $23 million of cash held by the wholly-owned subsidiaries that we contributed to UBBP.
Additionally, in the first half of 2015, we deposited $48 million into settlement fund escrow accounts pursuant to the settlement agreements with the direct and indirect purchaser class settlements. The net activity of purchases and sales or maturities for marketable securities increased to a cash inflow of $71 million for the six months ended June 30, 2015 from a cash inflow of $2 million for the six months ended June 30, 2014. Capital expenditures amounted to $48 million in the first six months of 2015 compared with $58 million in the first six months of 2014.
Approved capital expenditures for the replacement, modernization and expansion of operations totaled $61 million as of June 30, 2015 compared with $96 million as of December 31, 2014.
Financing Activities: Net cash used for financing activities for the first six months of 2015 was $46 million compared to $1 million in the first six months of 2014. The decrease reflected $365 million paid to repurchase $350 million of our 8.375% Senior Notes due 2018 plus tender premium offset by the $344 million of proceeds received from the issuance of $350 million of 5.50% Senior Notes, net of debt issuance fees and $21 million used to repay our ship mortgage facility.

DEFINED BENEFIT PLANS
During the first six months of 2015, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $6 million to our pension plan in Canada, and $2 million, in aggregate, to certain other domestic plans. We expect to make total contributions to our pension plans in 2015 of approximately $61 million.
LIQUIDITY OUTLOOK
In the first six months of 2015, our investing cash outflows included $48 million of capital expenditures. In total for 2015, we plan to spend approximately $100 million on capital expenditures in the normal course of business. We expect to fund these expenditures with cash from operations or cash on hand, and, if determined to be appropriate and they are available, borrowings under our revolving credit facilities.
Interest payments, based on our current level of outstanding debt, are expected to decrease to approximately $159 million in 2015 compared with $175 million in 2014 primarily due to the conversion of the remaining $75 million of our 10% convertible senior notes in April 2014, the repayment of our 9.75% senior notes in August 2014, the repurchase of our 2018 Senior Notes in February 2015, the issuance of our 5.50% Senior Notes in the first quarter of 2015, and the repayment of our ship mortgage facility in the second quarter of 2015.
Since formation, UBBP was funded from its net cash flow from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund. During the second quarter of 2015, UBBP's Board of Directors declared and UBBP paid cash dividends on earnings through March 2015 of $36 million. Our share of these dividends is $18 million, which we intend to use to pay the earnout payment described in Note 2 to the consolidated financial statements.
In the third quarter of 2014, we recorded a $48 million accrual related to the settlement of the U.S. wallboard pricing class action lawsuit. In the first half of 2015, we paid $48 million into escrow which was recorded as restricted cash as of June 30, 2015 on our accompanying consolidated balance sheet.
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
Realization of Deferred Tax Asset
As of June 30, 2015, we had federal NOL carryforwards of approximately $1.833 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032. In addition, as of that date, we had federal AMT credit carryforwards of approximately $46 million that are available to reduce future regular federal income taxes over an indefinite period. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire if unused in 2015.
As of June 30, 2015, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $242 million, of which $1 million will expire in 2015. The remainder will expire if unused in years 2016 through 2033. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of June 30, 2015, against which we have maintained a valuation allowance.
For the six months ended June 30, 2015, we decreased our valuation allowance by $43 million which resulted in a deferred tax asset valuation allowance of $980 million as of June 30, 2015. Changes in the valuation allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire.
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

Recently Issued Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which updates the disclosure requirements for investments that are measured at net asset value using the practical expedient. These investments are to be removed from the fair value hierarchy and shown as a reconciling item. The standard will be effective for us in the first quarter of 2016, with early adoption permitted. We do not expect that the adoption of ASU 2015-07 will have a significant impact to our consolidated financial statements or disclosures.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" which requires costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The standard will be effective for us in the first quarter of 2016, with early adoption permitted. Upon adoption, we would reclassify our deferred debt issuance costs from other assets to long term debt. If adopted as of June 30, 2015, we would have recorded a reduction in both other assets and long-term debt of $15 million and would have provided additional disclosure.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. There are two transition methods available under the new standard, either cumulative effect or retrospective. In July 2015, the FASB agreed to defer the mandatory effective date by one year. The standard will be effective for us in the first quarter of 2018, with early adoption permitted, but not before the original effective date. We will adopt the new standard using the modified retrospective approach, which requires the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. We do not expect that the adoption of ASU 2014-09 will have a significant impact to our consolidated financial statements or disclosures.

Legal Contingencies
We are named as defendants in litigation arising from our operations, including lawsuits arising from the operation of our vehicles and lawsuits arising from product performance or warranties, personal injury, and commercial disputes. USG Corporation, United States Gypsum Company and CGC Inc. have been named as defendants in class action lawsuits alleging that North American wallboard manufacturers conspired to fix the price of wallboard sold in the United States and Canada. We have entered into settlement agreements with attorneys representing the direct and indirect purchaser plaintiff classes in the U.S. wallboard pricing lawsuits, for which USG recorded a $48 million charge in the third quarter of 2014. The Court presiding over the U.S. wallboard pricing lawsuits recently held a hearing on final approval of the settlements but has not yet issued a final judgment order. If the Court enters the final judgment order approving the settlements as expected, the settlements will become final and effective thirty days after entry of the order, assuming no appeal. If we are unable to resolve the U.S. class action litigation under the terms currently contemplated, or at all, there can be no assurance that the outcome of these lawsuits will not have a material effect on our business, financial condition, operating results or cash flows.
The settlement does not include the Canadian lawsuits to which CGC is a party. At this stage of the Canadian lawsuits, we are not able to estimate the amount, if any, of any reasonably possible loss or range of reasonably possible losses. We believe, however, that these Canadian lawsuits will not have a material effect on our results of operations, financial position, or cash flows.
In addition to the class action lawsuits, in the first quarter of 2015, USG and seven other wallboard manufacturers were named as defendants in a lawsuit filed by twelve homebuilders asserting individual claims similar to the claims asserted in the U.S. class action lawsuits. We believe that the cost, if any, of resolving these homebuilders’ claims will not materially increase our exposure from the $48 million agreed to in the class action settlements.
United States Gypsum Company was recently served with a federal grand jury subpoena requesting the production of company records in connection with a federal investigation of the gypsum drywall industry. We believe the investigation, although a separate proceeding, is related to the same events at issue in the litigation discussed above. We intend to fully cooperate with the grand jury investigation   We believe we acted in full compliance with the law, and we do not expect the resolution of this matter to result in any material adverse effect on our business, financial position, liquidity or results of operations; however, we can provide no assurances as to the scope, timing, or outcome of any such investigation.
See Note 16 to the consolidated financial statements for further information regarding the foregoing lawsuits and other legal matters.

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the Securities and Exchange Commission on February 12, 2015, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2015.
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
COMMODITY PRICE RISK
We use natural gas swaps and options contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a significant portion of our anticipated purchases of natural gas for 2015 and 2016 is hedged as well as a portion of our anticipated purchases of natural gas for 2017. The aggregate notional amount of these hedge contracts in place as of June 30, 2015 was 20 million mmBTUs (millions of British Thermal Units). We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of these contracts was an unrealized loss of $16 million as of June 30, 2015. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of June 30, 2015 was $7 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $99 million as of June 30, 2015, and they mature by December 23, 2016. The fair value of these contracts was a $4 million unrealized gain as of June 30, 2015.
A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of June 30, 2015 was $10 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of June 30, 2015, all of our outstanding debt was fixed-rate debt. A potential change in interest rates would have no effect.

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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 16 to the consolidated financial statements for additional information regarding legal proceedings.
ITEM 1A. RISK FACTORS
There is no material change in the information reported under "Part I-Item 1A-Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 except for the Risk Factor which is restated in full below (including a supplement thereto):
Our financial results may be affected by various legal and governmental proceedings, including those involving antitrust, tax, environmental, or other matters.
We are subject to litigation and regulatory and governmental proceedings in the normal course of business and could become subject to additional claims in the future, some of which could become material in the future, including but not limited to the federal grand jury subpoena we recently received in connection with an investigation of the gypsum drywall industry, discussed in Item 2 above. The outcome of existing legal and governmental proceedings may differ from our expectations because the outcomes of litigation and governmental proceedings are often difficult to predict reliably. Various factors and developments can lead to changes in current estimates of liabilities and related insurance receivables, where applicable, or make additional estimates, including new or modified estimates that may be appropriate due to a judicial ruling or judgment, a settlement, regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations in any particular period. For a more detailed discussion of certain of the legal proceedings in which we are involved, see Item 1, Legal Proceedings, above.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, one of our non-employee directors deferred his quarterly retainer for service as a director that was payable on June 30, 2015 into a total of approximately 990 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.

ITEM 6. EXHIBITS

10.1
USG Corporation Management Incentive Plan (as amended and restated effective May 13, 2015) (incorporated by reference to Annex B to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 13, 2015, or the 2015 Proxy Statement)

10.2	USG Corporation Long-Term Incentive Plan (as amended and restated effective May 13, 2015 (incorporated by reference to Annex C to the 2015 Proxy Statement)

10.3	Form of Employment Agreement (form used since January 1, 2015) *

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, (2) the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, (3) the consolidated balance sheets as of June 30, 2015 and December 31, 2014, (4) the consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 and (5) notes to the consolidated financial statements. *

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
Jeanette A. Press,
Vice President, Controller and Principal Accounting Officer

July 23, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1
USG Corporation Management Incentive Plan (as amended and restated effective May 13, 2015) (incorporated by reference to Annex B to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 13, 2015, or the 2015 Proxy Statement)

10.2	USG Corporation Long-Term Incentive Plan (as amended and restated effective May 13, 2015 (incorporated by reference to Annex C to the 2015 Proxy Statement)

10.3	Form of Employment Agreement (form used since January 1, 2015) *

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, (2) the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, (3) the consolidated balance sheets as of June 30, 2015 and December 31, 2014, (4) the consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith