Form 10-Q
period 2015-09-30
USG CORP
filed 2015-10-22
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of September 30, 2015 was 145,645,279.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(millions, except per-share and share data)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$972	$972	$2,851	$2,770
Cost of products sold	789	796	2,332	2,276
Gross profit	183	176	519	494
Selling and administrative expenses	81	76	237	230
Litigation settlement charge	—	48	—	48
Long-lived asset impairment charges	—	30	—	30
Gain on disposal of shipping operations, net	—	—	(1)	—
Operating profit	102	22	283	186
Income from equity method investments	13	12	35	20
Interest expense	(40)	(43)	(123)	(135)
Interest income	—	—	1	1
Loss on extinguishment of debt	—	—	(19)	—
Gain on deconsolidation of subsidiaries and consolidated joint ventures	—	—	—	27
Income (loss) from continuing operations before income taxes	75	(9)	177	99
Income tax benefit (expense)	1	(2)	2	(7)
Income (loss) from continuing operations	76	(11)	179	92
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income (loss)	76	(11)	179	91
Less: Net income attributable to noncontrolling interest	—	1	—	1
Net income (loss) attributable to USG	$76	$(12)	$179	$90

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.52	$(0.09)	$1.23	$0.65
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss)	$0.52	$(0.09)	$1.23	$0.64

Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	$0.52	$(0.09)	$1.21	$0.63
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss)	$0.52	$(0.09)	$1.21	$0.62

Average common shares	145,569,692	144,646,284	145,421,798	140,944,207
Average diluted common shares	147,534,779	144,646,284	147,223,897	147,087,399
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(millions)
	2015	2014	2015	2014
Net income (loss)	$76	$(11)	$179	$91

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Gain/(loss) on derivatives qualifying as cash flow hedges, net of tax of $1, $1, $1, and $1, respectively	—	(1)	(1)	1
Less: Reclassification adjustment for gain (loss) on derivatives included in net income, net of tax of $0 in all periods	(2)	1	(7)	4
Net derivatives qualifying as cash flow hedges	2	(2)	6	(3)

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax of $1, $1, $2 and $2, respectively	4	3	2	(6)
Less: Amortization of prior service credit (cost) included in net periodic pension cost, net of tax (benefit) of $0, $0, ($1) and ($1), respectively	(3)	3	(6)	9
Net pension and postretirement benefits	7	—	8	(15)

Foreign currency translation:
Changes in foreign currency translation, net of tax of $0 in all periods	(52)	(39)	(91)	(28)
Less: Translation gains realized upon the deconsolidation of foreign subsidiaries, net of tax of $0 in all periods	—	—	—	5
Net foreign currency translation	(52)	(39)	(91)	(33)

Other comprehensive loss, net of tax	$(43)	$(41)	$(77)	$(51)

Comprehensive income (loss)	$33	$(52)	$102	$40

See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions, except share and per share data)	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$333	$228
Short-term marketable securities	89	96
Restricted cash	9	1
Receivables (net of reserves - $21 and $22)	432	404
Inventories	316	329
Income taxes receivable	5	3
Deferred income taxes	43	43
Other current assets	86	48
Total current assets	1,313	1,152
Long-term marketable securities	28	58
Property, plant and equipment (net of accumulated depreciation and depletion - $1,944 and $1,885)	1,806	1,908
Deferred income taxes	15	19
Equity method investments	657	735
Other assets	118	122
Total assets	$3,937	$3,994
Liabilities and Stockholders’ Equity
Accounts payable	$251	$290
Accrued expenses	207	220
Current portion of long-term debt	—	4
Deferred income taxes	2	—
Income taxes payable	3	1
Litigation settlement accrual	9	48
Total current liabilities	472	563
Long-term debt	2,188	2,205
Deferred income taxes	60	61
Pension and other postretirement benefits	453	491
Other liabilities	248	266
Total liabilities	3,421	3,586
Preferred stock – $1 par value, authorized 36,000,000 shares; outstanding - none	—	—
Common stock – $0.10 par value; authorized 200,000,000 shares; issued: 2015 - 145,645,000 shares; 2014 - 144,768,000 shares	15	14
Additional paid-in capital	3,022	3,014
Accumulated other comprehensive loss	(415)	(338)
Retained earnings (accumulated deficit)	(2,106)	(2,283)
Stockholders’ equity of parent	516	407
Noncontrolling interest	—	1
Total stockholders’ equity including noncontrolling interest	516	408
Total liabilities and stockholders’ equity	$3,937	$3,994
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Nine months ended September 30,
	2015	2014
Operating Activities
Net income	$179	$91
Less: Loss from discontinued operations, net of tax	—	(1)
Income from continuing operations	179	92

Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization	108	115
Loss on extinguishment of debt	19	—
Litigation settlement charge	—	48
Long-lived asset impairment charges	—	30
Share-based compensation expense	10	16
Deferred income taxes	1	4
Gain on asset dispositions	(7)	(12)
Income from equity method investments	(35)	(20)
Dividends received from equity method investments	18	—
Pension settlement	(1)	—
Gain on deconsolidation of subsidiaries and consolidated joint ventures	—	(27)
(Increase) decrease in working capital, net of deconsolidation of subsidiaries and consolidated joint ventures:
Receivables	(35)	(70)
Income taxes receivable	(3)	(1)
Inventories	13	(6)
Other current assets	2	(1)
Payables	(25)	(16)
Accrued expenses	(65)	(6)
Decrease in other assets	4	—
Decrease in pension and other postretirement benefits	(33)	(48)
Decrease in other liabilities	(10)	(12)
Other, net	13	(6)
Net cash provided by operating activities	$153	$80

Investing Activities
Purchases of marketable securities	(96)	(126)
Sales or maturities of marketable securities	132	166
Capital expenditures	(72)	(88)
Net proceeds from asset dispositions	45	14
Investment in joint ventures, including $23 of cash of contributed subsidiaries in 2014	—	(558)
Insurance proceeds	2	3
Return (deposit) of restricted cash	(8)	4
Net cash provided by (used for) investing activities	$3	$(585)

Financing Activities
Issuance of debt	350	3
Repayment of debt	(386)	(62)
Payment of debt issuance fees	(6)	—
Issuance of common stock	6	4
Repurchases of common stock to satisfy employee tax withholding obligations	(8)	(7)
Net cash used for financing activities	$(44)	$(62)

Effect of exchange rate changes on cash	(7)	(2)
Net cash used for operating activities - discontinued operations	—	(1)

Net increase (decrease) in cash and cash equivalents	$105	$(570)
Cash and cash equivalents at beginning of period	228	810
Cash and cash equivalents at end of period	$333	$240

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$128	$127
Income taxes paid, net	2	9

Noncash Investing and Financing Activities:
Amount in accounts payable for capital expenditures	6	7
Contribution of wholly-owned subsidiaries and joint venture investments as consideration for investment in USG Boral Building Products	—	121
Conversion of $75 million of 10% convertible senior notes due 2018, net of discount	—	(73)
Issuance of common stock upon conversion of debt	—	75
Accrued interest on debt conversion	—	(2)
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

1.	Organization, Consolidation and Presentation of Financial Statements

PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the entire year.
Our investments with Boral Limited in the 50/50 joint ventures, USG Boral Building Products or UBBP, commenced on February 27, 2014, and as a result, seven months of results of UBBP were recorded in our accompanying consolidated statement of operations for the nine months ended September 30, 2014. See Note 2 for further description of our investment in UBBP.
Our segments are structured around our key products and business units: Gypsum, Ceilings, Distribution and UBBP.
Our Gypsum reportable segment is an aggregation of the operating segments of the gypsum businesses in the United States, Canada, Mexico, and Latin America, our mining operation in Little Narrows, Nova Scotia, Canada, and our shipping company, which we have exited. Gypsum manufactures products throughout the United States, Canada, and Mexico. These products include USG Sheetrock® brand gypsum wallboard and related products including Sheetrock® brand joint compound, Durock® brand cement board, Levelrock® brand gypsum underlayment, Fiberock® brand gypsum fiber panels, and Securock® brand glass mat sheathing used for building exteriors and gypsum fiber and glass mat panels used as roof cover board.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2015-11, "Simplifying the Measurement of Inventory", which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using the first-in, first-out (FIFO) or average cost method. The ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard will be effective for us in the first quarter of 2017, with early adoption permitted. We are evaluating the effect of adopting this standard, but we do not expect the adoption of ASU 2015-11 will have a significant impact to our consolidated financial statements or disclosures.
In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which updates the disclosure requirements for investments that are measured at net asset value using the practical expedient. These investments are to be removed from the fair value hierarchy and shown as a reconciling item. The standard will be effective for us in the first quarter of 2016, with early adoption permitted. We do not expect that the adoption of ASU 2015-07 will have a significant impact to our consolidated financial statements or disclosures.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit. The standards will be effective for us in the first quarter of 2016, with early adoption permitted. We plan to early adopt the standards as of December 31, 2015. Upon adoption, we would reclassify our deferred debt issuance costs associated with our long-term debt other than our line-of-credit from other assets to long term debt. If adopted as of September 30, 2015, we would have recorded a reduction in both other assets and long-term debt of $14 million and would have provided additional disclosure.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. There are two transition methods available under the new standard, either cumulative effect or retrospective. In August 2015, the FASB issued ASU 2015-14 which defers the mandatory effective date by one year. The standard will be effective for us in the first quarter of 2018, with early adoption permitted, but not before the original effective date. We will adopt the new standard using the modified retrospective approach, which requires the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. We do not expect that the adoption of ASU 2014-09 will have a significant impact to our consolidated financial statements or disclosures.
2.    Equity Method Investments

Equity method investments as of September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015		December 31, 2014
(dollars in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USG Boral Building Products	$650	50%	$689	50%
Other equity method investments (a)	44	33% - 50%	46	33% - 50%
Total equity method investments	$694		$735

(a)	This amount includes our investment in Knauf-USG of $37 million which as of September 30, 2015 is classified as assets held for sale and is included in other current assets.

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
In the event certain performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised first of $25 million based on performance during the first three years after closing and then up to $50 million based on performance during the first five years after closing. We recorded a liability representing the present value of the first earnout payment. We have not recorded a liability for the second earnout payment as we have concluded that it is currently not probable that the five-year performance target will be achieved. If our conclusion on the probability of achievement were to change, we will record a liability representing the present value of the second earnout payment with a corresponding increase to our investment. As of September 30, 2015 and December 31, 2014, our liability for the earnout payments totaled $24 million and $23 million, respectively, and is included in other liabilities on our accompanying consolidated balance sheets.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Translation loss	$(35)	$(24)	$(54)	$(13)
During the second quarter of 2015, UBBP's Board of Directors declared and UBBP paid cash dividends on earnings through March 2015 of which our 50% share totaled $18 million. We recorded the cash dividend in operating activities on our cash flow and intend to use the cash dividends to fund the first earnout payment described above. As of September 30, 2015, the amount of consolidated retained earnings which represents undistributed earnings from UBBP is $48 million.
Summarized financial information for our equity method investments is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014 (a)
USG Boral Building Products:
Net sales	$250	$286	$742	$655
Gross profit	69	77	200	179
Operating profit	30	31	87	57
Income from continuing operations	25	25	71	42
Net income	25	25	71	42
Net income attributable to USG Boral Building Products	24	24	66	39
USG share of income from investment accounted for using the equity method	12	12	33	19
Other equity method investments:
USG share of income from investments accounted for using the equity method	1	—	2	1

Total income from equity method investments	13	12	35	20

(a)	Operating results are presented for UBBP for the seven months ended September 30, 2014.
Investment in Knauf-USG
On September 15, 2015, we entered into an agreement to sell our 50% interest in the Knauf-USG joint venture to our 50/50 joint venture partner, Knauf Aquapanel GmbH, a subsidiary of Gebr. Knauf Verwaltungsgesellschaft KG (Knauf) for

€48 million in cash, approximately $54 million (as calculated using the exchange rate as of September 30, 2015). The Knauf-USG joint venture manufactures and distributes Aquapanel® brand cement-based panels in Europe (excluding Turkey) and all countries that were part of the former Soviet Union. Affiliates of Knauf are the beneficial owners of approximately 10% of USG's outstanding shares of common stock.
The sale is expected to close in the fourth quarter of 2015 pending regulatory approval. Upon close of the sale, we anticipate recording a net gain in the range of $3 million to $7 million on disposition.
During the second quarter of 2015, our investment in the Knauf-USG joint venture met the criteria for asset held for sale. Accordingly, we have recorded our investment of $37 million as asset held for sale in other current assets on the consolidated balance sheet as of September 30, 2015. Our equity method income in the Knauf-USG joint venture was $2 million for both the nine months ended September 30, 2015 and 2014, respectively.
3.    Long-Lived Asset Impairment Charges
Since 2007, we have continuously evaluated our manufacturing needs by considering the capacity of existing and idled plants and production lines, as well as capital projects for manufacturing facilities, relative to the demand assumptions included in our long-range plan. Although industry and economic factors have improved and we believe that the overall economic recovery is intact, they are improving at a slower pace than expected, requiring us to reconsider the future utilization of idled plants and production lines, and capital projects for manufacturing facilities. As a result, in the third quarter of 2014, we recorded asset impairment charges totaling $30 million, which includes the following:
(a) $16 million related to the carrying values of machinery, equipment and buildings at our temporarily idled gypsum quarry and wallboard production facility in Empire, Nevada and at our previously idled and now permanently closed gypsum wallboard line in New Orleans, Louisiana. In addition, in the third quarter 2014 we permanently closed our wallboard line in Detroit, Michigan. No impairment charge was recorded with respect to our wallboard line in Detroit, Michigan, as these assets were previously impaired at the time the plant was originally idled.
(b) $12 million related to previously incurred and capitalized costs for the construction of two future facilities which we do not anticipate will be built within our planning horizon.
(c) $2 million related to the carrying values of machinery, equipment and buildings at our previously idled and now permanently closed paper production line in Gypsum, Ohio.
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

4.     Segments
Our operations are organized into four reportable segments: Gypsum, Ceilings, Distribution and UBBP. See Note 2 for segment results for UBBP. Segment results for our Gypsum, Ceilings and Distribution segments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2015	2014	2015	2014 (c)
Net Sales:
Gypsum	$610	$621	$1,804	$1,778
Ceilings (a)	130	137	384	392
Distribution	378	359	1,076	1,003
Eliminations	(146)	(145)	(413)	(403)
Total	$972	$972	$2,851	$2,770

Operating Profit (Loss):
Gypsum (b)	$89	$12	$255	$172
Ceilings (a)	24	30	70	69
Distribution	9	4	22	9
Corporate	(25)	(23)	(72)	(65)
Eliminations	5	(1)	8	1
Total	$102	$22	$283	$186

(a)
Ceilings' net sales and operating profit for the nine months ended September 30, 2014 includes the results, through February 27, 2014, of our wholly-owned subsidiaries and consolidated joint ventures that were contributed to UBBP.

(b)
Gypsum's operating profit for both the three and nine months ended September 30, 2014 included long-lived asset impairment charges of $30 million and a litigation settlement charge of $48 million. See notes 3 and 17, respectively.

(c)	Net sales and operating profit (loss) have been recast for the periods prior to April 1, 2014 to conform with the new presentation of reportable segments.

5.	Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus the dilutive effect, if any, of market share units, or MSUs, performance shares, restricted stock units, or RSUs, stock options, deferred shares associated with our deferred compensation program for non-employee directors and, for the applicable periods, the potential conversion of our 10% convertible senior notes due 2018, which were converted into common stock in April 2014.
The reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,

(millions, except per-share data)	2015	2014	2015	2014
Income (loss) from continuing operations	$76	$(11)	$179	$92
Less: Net income attributable to noncontrolling interest	—	1	—	1
Income (loss) from continuing operations attributable to USG	76	(12)	179	91
Loss from discontinued operations	—	—	—	(1)
Net income (loss) attributable to USG	76	(12)	179	90
Effect of dilutive securities - 10% convertible senior notes	—	—	—	2
Income (loss) available to shareholders	$76	$(12)	$179	$92

Average common shares	145.6	144.6	145.4	140.9
Dilutive RSUs, MSUs, performance shares and stock options	1.8	—	1.6	2.5
Common shares issuable upon conversion of our 10% convertible senior notes	—	—	—	3.5
Deferred shares associated with a deferred compensation program for non-employee directors	0.1	—	0.2	0.2
Average diluted common shares	147.5	144.6	147.2	147.1

Earnings (loss) per average common share:
Income (loss) from continuing operations	$0.52	$(0.09)	$1.23	$0.65
Loss from discontinued operations	—	—	—	(0.01)
Earnings (loss) per average common share	$0.52	$(0.09)	$1.23	$0.64

Diluted earnings (loss) per average common share:
Income (loss) from continuing operations	$0.52	$(0.09)	$1.21	$0.63
Loss from discontinued operations	—	—	—	(0.01)
Earnings (loss) per average diluted common share	$0.52	$(0.09)	$1.21	$0.62
MSUs, performance shares, RSUs, and stock options and deferred shares associated with our deferred compensation program for non-employee directors that were not included in the computation of diluted earnings (loss) per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions, common shares)	2015	2014	2015	2014
MSUs, performance shares, RSUs and stock options	1.8	5.6	1.9	2.7
Deferred shares associated with a deferred compensation program for non-employee directors	—	0.1	—	—

6.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss on our accompanying consolidated balance sheets. Proceeds received from sales and maturities of marketable securities were $132 million for the nine months ended September 30, 2015. Our investments in marketable securities consisted of the following:

	As of September 30, 2015		As of December 31, 2014
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$79	$79	$93	$93
U.S. government and agency debt securities	9	9	22	22
Asset-backed debt securities	15	15	17	17
Certificates of deposit	11	11	18	18
Municipal debt securities	3	3	4	4
Total marketable securities	$117	$117	$154	$154
The realized and unrealized gains and losses for the three and nine months ended September 30, 2015 and 2014 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.
Contractual maturities of marketable securities as of September 30, 2015 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$89	$89
Due in 1-5 years	28	28
Total marketable securities	$117	$117
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.
7.    Intangible Assets
Intangible assets are included in other assets on our accompanying consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of September 30, 2015			As of December 31, 2014
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(60)	$10	$70	$(54)	$16
Other	9	(7)	2	9	(7)	2
Total	$79	$(67)	$12	$79	$(61)	$18
Total amortization expense was $2 million and $6 million for the three and nine months ended September 30, 2015 and 2014, respectively. Estimated amortization expense for the remainder of 2015 and for future years is as follows:

(millions)	2015	2016	2017	2018 and thereafter
Estimated future amortization expense	$2	$7	$2	$1

Intangible assets with indefinite lives are not amortized. These assets are summarized as follows:

	As of September 30, 2015			As of December 31, 2014
(millions)	Gross Carrying Amount	Accumulated Impairment Charges	Net	Gross Carrying Amount	Accumulated Impairment Charges	Net
Intangible Assets with Indefinite Lives:
Trade names	$22	$—	$22	$22	$—	$22
Other	9	(1)	8	9	(1)	8
Total	$31	$(1)	$30	$31	$(1)	$30
As of December 31, 2014, approximately $5 million of other indefinite-lived intangible assets met the criteria to be classified as held for sale and therefore were included in other current assets on our accompanying consolidated balance sheet. As of September 30, 2015, these indefinite-lived intangible assets were no longer recorded as held for sale.
8.     Debt
Total debt, including the current portion of long-term debt, consisted of the following:

(millions)	September 30, 2015	December 31, 2014
5.5% senior notes due 2025	$350	$—
5.875% senior notes due 2021	350	350
6.3% senior notes due 2016	500	500
7.75% senior notes due 2018, net of discount	500	500
7.875% senior notes due 2020, net of discount	249	249
8.375% senior notes due 2018	—	350
Ship mortgage facility (includes current portion of long-term debt: 2015 - $0, 2014 - $4)	—	21
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$2,188	$2,209

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
The 2025 Senior Notes were recorded on the accompanying consolidated balance sheets at $350 million. We deferred approximately $6 million of financing costs that are being amortized to interest expense over the term of the notes. Our obligations under the 2025 Senior Notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries. The notes are redeemable at any time, or in part from time to time, at our option on or after March 1, 2020 at stated redemption prices, plus any accrued and unpaid interest to the redemption date. In addition, we may redeem the notes at our option at any time prior to March 1, 2020, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus the applicable premium as of, and any accrued and unpaid interest on the principal amount being redeemed to, the redemption date.
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
SHIP MORTGAGE FACILITY
In February 2015, as consideration for the consent of DVB Bank SE, as lender, agent and security trustee of the secured loan facility agreement, to allow Gypsum Transportation Limited, or GTL, to enter into certain future contracts of affreightment, GTL voluntarily repaid $2 million of the outstanding loan balance under its secured loan facility. The repayment provisions of the secured loan facility were not otherwise modified. The voluntary payment was not classified in the current portion of long-term debt on our accompanying consolidated balance sheet as of December 31, 2014. GTL also repaid $1 million in the first quarter of 2015 in accordance with the terms of the original loan facility agreement. In April 2015, in connection with the sale of two self-unloading vessels, GTL repaid the outstanding loan balance of $18 million. See Note 18 for discussion of GTL.
CREDIT FACILITY
Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of September 30, 2015, and outstanding letters of credit, borrowings available under the credit facility were approximately $335 million, including $50 million for CGC. As of September 30, 2015 and during the quarter then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 2.08% for loans in the US and 2.54% for loans in Canada. Outstanding letters of credit totaled $49 million as of September 30, 2015.
The fair value of our debt was approximately $2.293 billion as of September 30, 2015 and $2.338 billion as of December 31, 2014. The fair values were based on quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs and value drivers are observable and, as a result, are classified as Level 2 inputs. See Note 10 for further discussion on fair value measurements and classifications.
As of September 30, 2015, we were in compliance with the covenants contained in our credit facilities.

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
COMMODITY DERIVATIVE INSTRUMENTS
As of September 30, 2015, we had 25 million mmBTUs (millions of British Thermal Units) in aggregate notional amount of outstanding natural gas swap contracts to hedge forecasted purchases. All of these contracts mature by December 31, 2017. For contracts designated as cash flow hedges, the net unrealized loss that remained in accumulated other comprehensive income (loss), or AOCI, as of September 30, 2015 was $18 million and as of December 31, 2014 was $20 million. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first nine months of both 2015 and 2014. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a quarterly basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was a $3 million unrealized loss as of September 30, 2015 and a $5 million unrealized loss as of December 31, 2014.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $118 million as of September 30, 2015, and they mature by December 23, 2016. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first nine months of both 2015 and 2014. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was an unrealized gain of $8 million and $3 million as of September 30, 2015 and December 31, 2014, respectively.
In the third quarter of 2015, we entered into foreign exchange forward contracts to hedge a portion of our net investment in our Knauf-USG joint venture. The notional amount of these contracts was $35 million as of September 30, 2015, and they mature on November 16, 2015. These forward contracts are designated as net investment hedges and no ineffectiveness was recorded in the third quarter of 2015. Gains and losses on derivatives designated as net investment hedges, to the extent they are effective as hedges, remain in AOCI until such point when the investment is either sold or liquidated. The fair value of these contracts that remained in AOCI was an immaterial gain as of September 30, 2015.
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of September 30, 2015, our derivatives were in a $12 million net liability position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
All of our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As required by certain of our agreements, we had $18 million of collateral posted with our counterparties related to our derivatives as of September 30, 2015. Amounts paid as cash collateral are included in receivables on our accompanying consolidated balance sheet.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our consolidated balance sheets, based on their fair value as of the balance sheet date.
FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2015 and 2014.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(5)	$(3)	Cost of products sold	$(4)	$—
Foreign exchange contracts	6	3	Cost of products sold	2	1

Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	—	—	Other income, net	—	—
Total	$1	$—		$(2)	$1

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2015	2014
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$(1)	$(1)
Total		$(1)	$(1)

The following are the pretax effects of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2015 and 2014.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(9)	$(1)	Cost of products sold	$(11)	$2
Foreign exchange contracts	9	3	Cost of products sold	4	2

Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	—	—	Other income, net	—	—
Total	$—	$2		$(7)	$4

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2015	2014
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$(1)	$—
Total		$(1)	$—
The following are the fair values of derivative instruments and the location on our accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		9/30/15	12/31/14		9/30/15	12/31/14
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$1	$1	Accrued expenses	$13	$14
Commodity contracts	Other assets	1	—	Other liabilities	6	7
Foreign exchange contracts	Other current assets	7	3	Accrued expenses	—	—
Foreign exchange contracts	Other assets	1	—	Other liabilities	—	—
Total derivatives in cash flow hedging relationships		$10	$4		$19	$21

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$—	$—	Accrued expenses	$3	$4
Commodity contracts	Other assets	—	—	Other liabilities	—	1
Total derivatives not designated as hedging instruments		$—	$—		$3	$5

Total derivatives	Total assets	$10	$4	Total liabilities	$22	$26
As of September 30, 2015, we had no derivatives designated as fair value hedges.

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
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	9/30/15	12/31/14	9/30/15	12/31/14	9/30/15	12/31/14	9/30/15	12/31/14
Cash equivalents	$211	$93	$22	$32	$—	$—	$233	$125
Equity mutual funds	4	4	—	—	—	—	4	4
Marketable securities:
Corporate debt securities	—	—	79	93	—	—	79	93
U.S. government and agency debt securities	—	—	9	22	—	—	9	22
Asset-backed debt securities	—	—	15	17	—	—	15	17
Certificates of deposit	—	—	11	18	—	—	11	18
Municipal debt securities	—	—	3	4	—	—	3	4
Derivative assets	—	—	10	4	—	—	10	4
Derivative liabilities	—	—	(22)	(26)	—	—	(22)	(26)
During the third quarter of 2014, we reviewed our property, plant and equipment for potential impairment by comparing the carrying values of those assets with their fair values as estimated using the future undiscounted cash flows for their remaining useful lives. As disclosed in Note 3, we recorded long-lived asset impairment charges of $30 million for the third quarter of 2014. We measured the fair value of the machinery, equipment and buildings as of September 30, 2014 using measurements classified as Level 3.

11.    Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2015	2014	2015	2014
Pension:
Service cost of benefits earned	$12	$9	$37	$27
Interest cost on projected benefit obligation	16	16	50	49
Expected return on plan assets	(20)	(20)	(62)	(60)
Settlement	1	—	1	—
Net amortization	10	7	29	19
Net pension cost	$19	$12	$55	$35
Postretirement:
Service cost of benefits earned	$1	$1	$2	$2
Interest cost on projected benefit obligation	1	1	4	5
Net amortization	(8)	(8)	(24)	(26)
Net postretirement benefit	$(6)	$(6)	$(18)	$(19)
During the first nine months of 2015, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $6 million to our pension plan in Canada, and $4 million, in aggregate, to certain other domestic pension plans. We expect to make total contributions to our pension plans in 2015 of approximately $62 million.
12.    Share-Based Compensation
During the first nine months of 2015, we granted share-based compensation in the form of market share units, or MSUs, performance shares, and restricted stock units, or RSUs, to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates and the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures. Awards granted during the first nine months of 2015 and assumptions used to determine fair value were as follows:

	MSUs	Performance Shares	RSUs
Awards granted	473,728	147,290	92,000
Weighted average fair value	$30.06	$30.63	$28.66
Expected volatility	42.70%	42.70%	N/A
Risk-free rate (a)	1.09%	1.09%	N/A
Expected term (in years) (b)	2.95	2.95	N/A
Expected dividends	—	—	N/A

(a)	The risk-free rate was based on zero coupon U.S. government issues at the time of grant.

(b)	The expected term represents the period from the valuation date to the end of the performance period.

MARKET SHARE UNITS
The MSUs granted during the first nine months of 2015 generally vest after a three-year period based on our actual stock price performance during such period. The number of MSUs earned will vary from zero to 150% of the number of MSUs awarded depending on the actual performance of our stock price. In the case of termination of employment due to death, disability or retirement during the performance period, vesting will be pro-rated based on the number of full months employed in 2015. Awards earned will be issued at the end of the three-year period. MSUs may vest earlier in the case of a change in control in most circumstances only if there is also a related loss of employment or diminution of duties. Each MSU earned will be settled in common stock.
We estimated the fair value of each MSU granted on the date of grant using a Monte Carlo simulation that used the assumptions noted in the table above. Volatility was based on stock price history immediately prior to grant for a period commensurate with the remaining life of the plan.

PERFORMANCE SHARES
The performance shares granted during the first nine months of 2015 generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from zero to 200% of the number awarded depending on that relative performance. Generally, vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, or retirement, and pro-rated awards earned will be issued at the end of the three-year period. Each performance share earned will be settled in common stock.
We estimated the fair value of each performance share granted on the date of grant using a Monte Carlo simulation that used the assumptions noted in the table above. Volatility was based on stock price history immediately prior to grant for a period commensurate with the remaining life of the plan.
RESTRICTED STOCK UNITS
The RSUs granted during the first nine months of 2015 vest after a specified number of years from the date of grant or at a specified date. Generally, RSUs may vest earlier in the case of death, disability, or a change in control, provided that RSUs granted after 2012 will vest upon a change in control in most circumstances only if there is also a related loss of employment or diminution of duties. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grant.
13.    Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	September 30, 2015	December 31, 2014
Finished goods	$216	$232
Work in progress	35	35
Raw materials	65	62
Total	$316	$329
ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Nine months ended September 30,
(millions)	2015	2014
Balance as of January 1	$123	$132
Accretion expense	6	6
Liabilities incurred	1	1
Changes in estimated cash flows (a)	(4)	(13)
Liabilities settled	(2)	(2)
Foreign currency translation	(4)	(2)
Balance as of September 30	$120	$122

(a)
Changes in estimated cash flows for the nine months ended September 30, 2014 included changes in estimates primarily for our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, which we permanently closed during the third quarter of 2011, and our mining operation in Little Narrows, Nova Scotia, Canada as a result of receiving regulatory approval of a revised reclamation plan in 2014.

ACCRUED INTEREST
Interest accrued on our debt as of September 30, 2015 and December 31, 2014 was $36 million and $45 million, respectively, and is included in accrued expenses on our accompanying consolidated balance sheets.
ASSETS HELD FOR SALE
As of September 30, 2015, assets held for sale totaled $41 million, which included port facilities in Mexico and our investment in the Knauf-USG joint venture. We anticipate recording a net gain in the range of $6 million to $8 million on the sale of the port facilities, which is expected to close in the fourth quarter of 2015 pending regulatory approval. See Note 2 for additional discussion over the sale of our investment in the Knauf-USG joint venture. As of December 31, 2014, assets held for sale totaled $5 million, which reflected other indefinite-lived intangible assets. Assets held for sale are classified as other current assets in our accompanying consolidated balance sheets.
In June 2014, we sold surplus property for a gain of $12 million which is included in cost of products sold in our statement of operations.

14.    Accumulated Other Comprehensive Income (Loss)
Changes in the balances of each component of AOCI for the nine months ended September 30, 2015 and 2014 were as follows:

	Derivatives		Defined Benefit Plans		Foreign Currency Translation		AOCI
(millions)	2015	2014	2015	2014	2015	2014	2015	2014
Balance as of January 1	$16	$35	$(302)	$(32)	$(52)	$21	$(338)	$24
Other comprehensive income (loss) before reclassifications, net of tax	(1)	1	2	(6)	(91)	(28)	(90)	(33)
Less: Amounts reclassified from AOCI, net of tax	(7)	4	(6)	9	—	5	(13)	18
Net other comprehensive income (loss)	6	(3)	8	(15)	(91)	(33)	(77)	(51)
Balance as of September 30	$22	$32	$(294)	$(47)	$(143)	$(12)	$(415)	$(27)

Amounts reclassified from AOCI, net of tax, for the three months and nine months ended September 30, 2015 and 2014, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2015	2014	2015	2014
Derivatives
Net reclassification from AOCI for cash flow hedges included in cost of products sold	$(2)	$1	$(7)	$4
Less: Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	—	—	—
Net amount reclassified from AOCI	$(2)	$1	$(7)	$4

Defined Benefit Plans
Net reclassification from AOCI for amortization of prior service cost included in cost of products sold	$(1)	$2	$(3)	$5
Net reclassification from AOCI for amortization of prior service cost included in selling and administrative expenses	(2)	1	(4)	3
Less: Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	—	(1)	(1)
Net amount reclassified from AOCI	$(3)	$3	$(6)	$9

Foreign Currency Translation
Net reclassification from AOCI for translation gains realized upon the deconsolidation of foreign subsidiaries included in selling and administrative expenses	$—	$—	$—	$5
Less: Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	—	—	—
Net amount reclassified from AOCI	$—	$—	$—	$5

We estimate that we will reclassify a net $7 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

15.	Oman Investment
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
16. Income Taxes
In the third quarter of 2015, we recorded an income tax benefit of approximately $1 million. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a valuation allowance. Therefore, any domestic income or loss before income taxes does not generate a corresponding income tax expense or benefit.
In the nine months ended September 30, 2015, we recorded an income tax benefit of approximately $2 million. The income tax benefit for the nine months reflects audit closures in certain foreign jurisdictions and the refundable credit for the alternative minimum tax (AMT) credit carryforward utilized on the federal income tax return, offset by state and local and foreign jurisdiction tax expense.
As of September 30, 2015, we had federal net operating loss, or NOL, carryforwards of approximately $1.790 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032, none of which are subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal AMT credit carryforwards of approximately $43 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $1.913 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire if unused in 2015.
As of September 30, 2015, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $238 million, of which $1 million will expire in 2015. The remainder will expire if unused in years 2016 through 2033. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of September 30, 2015, against which we have maintained a valuation allowance.
During periods prior to 2015, we established a valuation allowance against our deferred tax assets totaling $1.023 billion. During the first nine months of 2015, we recorded a decrease in the valuation allowance against our deferred tax assets of $75 million resulting in a deferred tax asset valuation allowance of $948 million as of September 30, 2015. The decrease in the valuation allowance primarily related to a decrease in composition of the underlying deferred tax assets based on year-to-date earnings, the use of NOL carryforwards offsetting those earnings, and the planned repatriation of undistributed foreign earnings for our shipping operations and equity method investment in Knauf-USG.
In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. During the fourth quarter of 2015, we may realize a four year cumulative accounting profit in the U.S. If this occurs, we will also consider all other positive and negative evidence to determine the realizability of our deferred tax assets and the need for a full, or partial, valuation allowance. Any reversal of our valuation allowance will favorably impact our results of operations in the period of reversal.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 2.82% for September 2015. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of September 30, 2015, our annual U.S. federal NOL utilization would have been limited to approximately $109 million per year.

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
USG has denied the allegations made in these wallboard pricing lawsuits, believes these cases are without merit, and that USG’s pricing and selling policies were and are made independently and in full compliance with the law. Class action antitrust litigation in the United States, however, is expensive, protracted, and carries the risk of triple damages and joint and several liability. To avoid the expense, risk and further distraction of management, in late 2014, we agreed to a settlement of the U.S. direct and indirect purchaser plaintiff class actions and in the third quarter of 2014, we recorded a $48 million charge for the settlements ($39.25 million for the direct purchaser settlement and $8.75 million for the indirect purchaser settlement). On August 20, 2015, the court entered final judgment orders approving both the direct and indirect purchaser settlements. No member of the direct purchaser class appealed from the final judgment order approving the direct purchaser settlement, and therefore, that settlement should be final. One person appealed from the final judgment order approving the indirect purchaser settlement, and therefore that settlement is not yet final. We believe that the appeal is without merit and that the indirect purchaser settlement order will be affirmed on appeal, but the indirect purchaser settlement will not become final unless and until the appeal is favorably resolved.
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
In addition to the class action lawsuits, in the first quarter of 2015, USG and seven other wallboard manufacturers were named as defendants in a lawsuit filed in federal court in California by twelve homebuilders asserting individual claims similar to the claims asserted in the U.S. class action lawsuits. These homebuilders opted out of the class action settlements, and their lawsuit has been transferred to the United States District Court for the Eastern District of Pennsylvania that is presiding over the U.S. class action lawsuits. We believe that the cost, if any, of resolving these homebuilders’ claims will not materially increase our exposure above the $48 million agreed to in the U.S. class action settlements.
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of both September 30, 2015 and December 31, 2014, we had an accrual of $16 million for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our business, financial condition, operating results or cash flows.

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
18. Gypsum Transportation Limited
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
GTL recorded operating profit of $0 million and $1 million for the three and nine months ended September 30, 2015, respectively, compared with operating profit of $5 million and $19 million for the three and nine months ended September 30, 2014, respectively.

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
Overview
We are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first nine months of 2015:

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
As consideration for our 50% ownership in UBBP, we (i) made a $515 million cash payment to Boral, which included a $500 million base price and $15 million of customary estimated working capital and net debt adjustments, (ii) contributed to UBBP our subsidiaries and joint venture investments in China, Singapore, India, Malaysia, New Zealand, Australia, the Middle East and Oman, and (iii) granted to UBBP licenses to use certain of our intellectual property rights in the Territory. In the event certain performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised of $25 million based on performance during the first three years after closing and up to $50 million based on performance during the first five years after closing. We recorded a liability representing the present value of the first earnout payment. We have not recorded a liability for the second earnout payment as we have concluded that it is currently not probable that the five-year performance target will be achieved. If our conclusion on the probability of achievement were to change, we will record a liability representing the present value of the second earnout payment with a corresponding increase to our investment. As of September 30, 2015 and December 31, 2014, this liability totaled $24 million and $23 million, respectively, and is included in other liabilities on our accompanying consolidated balance sheets.
UBBP is currently targeting the distribution of at least 50% of combined after tax profits to USG and Boral in proportion to the respective ownership interests; provided, however, that UBBP will not pay dividends if such payments are, among other things, restricted pursuant to the terms of the credit facilities maintained by UBBP, inconsistent with the then-applicable strategic plan, or illegal. Through September 30, 2015, cash dividends of $36 million have been declared by UBBP's Board of Directors and paid by UBBP. Our share of these dividends is $18 million, which we intend to use to pay the first earnout payment described above.
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
Our investments in UBBP are accounted for as equity method investments and were initially measured at cost. Our existing wholly-owned subsidiaries and consolidated variable interest entities that were contributed into the joint ventures were deconsolidated, which resulted in a gain of $27 million during the first quarter of 2014. Our investments in UBBP consummated on February 27, 2014, and as a result, only seven months of our share of equity income from UBBP is reflected in income from equity method investments for the nine months ended September 30, 2014.
Geographic Information: For the first nine months of 2015, we recorded $2.851 billion of net sales in our consolidated statement of operations, of which approximately 85% were attributable to the United States, approximately 10% were attributable to Canada and other foreign countries accounted for the remaining 5%. Net sales for UBBP for the first nine months of 2015 were $742 million, which were comprised of 34% to Australia, 20% to South Korea, 12% to China, 15% to Thailand, with other foreign countries accounted for the remaining 19%.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including conditions in the North American housing and construction-based markets and the markets in Asia and Australasia, which are our most significant markets. Our expansion via UBBP into the markets of Asia, Australasia, and the Middle East has significantly increased our exposure to the economic conditions in those areas. The markets we serve can be broadly categorized as new residential construction, new nonresidential construction and repair and remodel activity, which includes both residential and nonresidential construction.
For the new residential construction market in the United States, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows a housing start by 90 to 120 days. In September 2015, the seasonally-adjusted annualized rate of housing starts reported by the U.S. Census Bureau was 1,206,000 units, an increase from both 1,132,000 units reported for August 2015 and 1,152,000 units reported for July 2015. In comparison, housing starts for all of 2014 were 1,003,000 units. Most industry analysts believe that the recovery in new residential construction will continue, although the recovery over the next few years may be uneven and modest, and that over the longer term housing starts will begin to reach historical averages. Industry analysts’ forecasts for 2015 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 1,100,000 to 1,160,000 units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. We currently estimate that 2015 housing starts in the United States will be in the middle of the range of 1,000,000 to 1,200,000.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to the most recent construction market forecast from Dodge Data & Analytics (formerly known as McGraw-Hill Construction), total floor space for which new nonresidential construction contracts were signed in the United States increased 12% in 2014 compared with 2013. This followed a 12% increase in 2013 compared with 2012 and an 11% increase in 2012 compared with 2011. Dodge Data & Analytics forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 5% in 2015 from the 2014 level. We anticipate new nonresidential construction growth in our business sectors in 2015 compared to 2014 will be in the mid-single digits.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States were approximately 4.93 million units in 2014, reflecting a 3% decrease from the 2013 level of 5.09 million units. The seasonally adjusted annual rate of existing home sales was 5.55 million units in September 2015, which is second to the rate in July 2015 of 5.58 million as the highest level since February 2007. The September 2015 rate was 5% higher than the August 2015 rate of 5.30 million units, and 9% higher than the September 2014 revised rate of 5.10 million units. Existing home sales have increased year-over-year for twelve consecutive months. The generally rising levels of existing home sales and home resale values in recent years have contributed to an increase in demand for our products from the residential repair and remodel market. We currently estimate that overall repair and remodel spending growth in 2015, compared to 2014, will be in the low- to mid-single digits.
The rate of recovery in the new residential construction market, new nonresidential construction market and the repair and remodel market still remains uncertain and will depend on broader economic issues such as employment, household formation, housing price trends, availability of mortgage financing, interest rates, consumer confidence, job growth and discretionary business investment.
We expect modest improvement over the next twelve months in the construction industries of Canada and Mexico. Emerging markets, including those that are within the UBBP territory, provide opportunities for our operations to serve the increasing demand for products in these regions. Several market forecasters have predicted that China will lead construction materials demand growth over the next several years. Several other countries, including South Korea and Australia, are forecasted to experience steady growth as well. Although the rate of growth in certain emerging markets has slowed, we expect the growth in these markets to exceed the improvements in North America. We anticipate that the results from UBBP will enable us to dampen some of the future cyclicality in our business.
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
Our Gypsum segment has improved with the modest recovery in residential housing over the last three years although, it continues to be adversely affected by the low level of residential and other construction activity compared to historical averages. Our Distribution segment, which serves the residential and commercial markets, and our Ceilings segment, which primarily serves the commercial markets, have both showed some improvements. However, they continue to be adversely affected by the low levels of new commercial construction activity.
Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 16.4 billion square feet in the first nine months of 2015, up approximately 4% compared with 15.7 billion square feet in the first nine months of 2014. We estimate that industry shipments in the United States for all of 2015 will be approximately 22.3 billion square feet, up approximately 2% from 21.8 billion square feet in 2014.

There is excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 32.8 billion square feet as of January 1, 2015. We estimate that the industry capacity utilization rate was approximately 67% and 63% during the first nine months of 2015 and 2014, respectively. Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2015, but the magnitude of any increase will depend on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will experience a modest increase in 2015 compared to 2014. Despite our realization of improvement in our average wallboard selling price, we could experience pressure on gypsum wallboard selling prices and our gross margins at such low levels of capacity utilization. U.S. Gypsum implemented a price increase for wallboard with the new not to exceed price beginning January 1, 2015 through October 31, 2015, which has since been extended. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices. If we are unable to maintain our price increases, our net sales and operating profit may be materially and adversely impacted.

Consolidated Results of Operations

(dollars in millions, except per-share data)	2015	2014	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended September 30:
Net sales	$972	$972	$—	—%
Cost of products sold	789	796	7	1%
Gross profit	183	176	7	4%
Selling and administrative expenses	81	76	(5)	(7)%
Litigation settlement charge	—	48	48	100%
Long-lived asset impairment charges	—	30	30	100%
Operating profit	102	22	80	*
Income from equity method investments	13	12	1	8%
Interest expense	(40)	(43)	3	7%
Income (loss) from continuing operations before income taxes	75	(9)	84	*
Income tax benefit (expense)	1	(2)	3	*
Net income (loss)	$76	$(11)	$87	*
Less: Net income attributable to noncontrolling interest	—	1	(1)	(100)%
Net income (loss) attributable to USG	$76	$(12)	$88	*
Diluted earnings (loss) per share	$0.52	$(0.09)	$0.61	*

Nine months ended September 30:
Net sales	$2,851	$2,770	$81	3%
Cost of products sold	2,332	2,276	(56)	(2%)
Gross profit	519	494	25	5%
Selling and administrative expenses	237	230	(7)	(3)%
Litigation settlement charge	—	48	48	100%
Long-lived asset impairment charges	—	30	30	100%
Gain on disposition of shipping operations, net	(1)	—	1	*
Operating profit	283	186	97	52%
Income from equity method investments	35	20	15	75%
Interest expense	(123)	(135)	12	9%
Interest income	1	1	—	—%
Loss on extinguishment of debt	(19)	—	(19)	*
Gain on deconsolidation of subsidiaries and consolidated joint ventures	—	27	(27)	(100)%
Income from continuing operations before income taxes	177	99	78	79%
Income tax benefit (expense)	2	(7)	9	*
Income from continuing operations	179	92	87	95%
Loss from discontinued operations, net of tax	—	(1)	1	100%
Net income	$179	$91	$88	97%
Less: Net income attributable to noncontrolling interest	—	1	(1)	(100)%
Net income attributable to USG	$179	$90	$89	99%
Diluted earnings per share	$1.21	$0.62	$0.59	95%

*not meaningful
NET SALES
Consolidated net sales for the third quarter of 2015 were flat compared with the third quarter of 2014. This reflects higher net sales for the Distribution segment of 5% offset by lower net sales at our Gypsum and Ceilings segments of 2% and 5%, respectively. The increased sales for our Distribution segment were due to higher volumes and selling prices. The lower levels of net sales for our Gypsum segment reflected lower sales in Canada and Mexico/Latin America which were unfavorably impacted by currency translation of $15 million and $8 million, respectively, and a decrease in sales by GTL of $20 million and related intra-segment eliminations of $1 million offset by higher sales due to higher volume and higher prices in U.S. Gypsum.

The decrease in our Ceilings segment net sales reflect lower volume and price in the United States and the unfavorable impact of currency translation of $3 million.
Consolidated net sales for the first nine months of 2015 increased $81 million, or 3%, compared with the first nine months of 2014. The increase reflects higher sales for our Gypsum and Distribution segments of 1% and 7%, respectively. This is offset by a decrease in sales for our Ceilings segment of 2%. The higher levels of net sales for our Gypsum segment reflected higher volume and, to a lesser extent, higher selling prices, offset by a decrease in sales by GTL of $52 million and related intra-segment eliminations of $3 million and unfavorable currency translation of $49 million. The increased sales for our Distribution segment were due to higher volume and, to a lesser extent, higher selling prices. Net sales in 2014 for our Ceilings segment included $7 million in sales for our subsidiaries in Asia-Pacific, India and Oman that were contributed to UBBP on February 27, 2014. Excluding that impact, net sales for our Ceilings were flat over the comparative period, which reflected higher volume and price offset by unfavorable currency translation of $9 million.
GROSS PROFIT
Gross profit for the third quarter of 2015 increased $7 million, or 4%, compared with the third quarter of 2014. Gross profit as a percentage of net sales was 18.8% for the third quarter of 2015, compared with 18.1% for the third quarter of 2014. Gross profit in the third quarter of 2014 included $6 million of higher gross profit for GTL. Excluding this amount, gross profit increased $13 million, which was due to higher volume and selling prices and lower cost for U.S. Gypsum’s Sheetrock® brand gypsum wallboard, higher volumes for U.S. Gypsum’s Sheetrock® brand joint compound and higher gross profit for substrates products offset by lower volumes and selling prices and higher cost for ceiling tile and lower prices for ceiling grid.
Gross profit for the first nine months of 2015 increased $25 million, or 5%, compared with the first nine months of 2014. Gross profit as a percentage of net sales was 18.2% for the first nine months of 2015, compared with 17.8% for the first nine months of 2014. Gross profit in the first nine months of 2014 included a $12 million gain for the sale of surplus property, a $7 million noncash reversal of an asset retirement obligation and $21 million of higher gross profit for GTL. Excluding these amounts, gross profit increased $65 million due to higher volume and selling prices and lower cost for U.S. Gypsum’s Sheetrock® brand gypsum wallboard and joint compound, higher gross profit for substrates products, higher selling prices and lower cost for ceiling tile, and higher volume for ceiling grid.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $81 million in the third quarter of 2015 compared to $76 million in the third quarter of 2014. As a percentage of net sales, selling and administrative expenses increased to 8.3% for the third quarter of 2015 from 7.8% for the third quarter of 2014. The increase reflects higher compensation costs and higher sales commission expense partially offset by lower discretionary spend.
Selling and administrative expenses totaled $237 million in the first nine months of 2015 compared to $230 million in the first nine months of 2014. As a percentage of net sales, selling and administrative expenses remained unchanged at 8.3% for each of the comparative periods.
LITIGATION SETTLEMENT CHARGE
In the third quarter of 2014, we recorded a litigation settlement of $48 million related to settlement in principal of the U.S. wallboard pricing class action lawsuits. See Note 17 to our consolidated financial statements included in this report for additional detail.
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
INCOME FROM EQUITY METHOD INVESTMENTS
Income from equity method investments in the third quarter of 2015 was $13 million, an increase of $1 million from the third quarter of 2014. We recorded $12 million of equity income from UBBP in both the third quarter of 2015 and 2014. The results from the joint venture reflect an improvement in operating profit as a result of higher volumes of ready-mix compound, increased conversion to NextGen cement board, decrease in variable costs due to lower gypsum, energy and metal costs, and lower advertising and administrative expenses offset by an unfavorable impact of foreign currency of $3 million.
Income from equity method investments in the first nine months of 2015 was $35 million, an increase of $15 million from the first nine months of 2014. The results for the nine months ended September 30, 2015 include nine months of activity while the results for the nine months ended September 30, 2014 included seven months of activity, as the joint ventures with Boral did not commence until February 27, 2014. The improved results for the joint venture for the year-to-date period are reflective of the improvements discussed above as well as continued progress on realizing targeted synergy savings and improved market adoption rate of lightweight products offset by an unfavorable impact of foreign currency of $6 million. Further contributing to the increase is the absence of our share of both $5 million, net of tax, of restructuring charges and $3 million, net of tax, of facility damage costs incurred in the second quarter of 2014.
INTEREST EXPENSE
Interest expense was $40 million in the third quarter of 2015, down $3 million, or 7%, from the third quarter of 2014 and was $123 million in the first nine months of 2015, down $12 million, or 9%, from the first nine months of 2014. The decrease in interest expense for both comparative periods primarily reflects lower debt levels and lower interest rates on our outstanding debt. The decline in both periods was driven by the conversion of $75 million of our 10% convertible senior notes into common stock in April 2014, the August 2014 repayment of $59 million of our 9.75% Senior Notes, the February 2015 repurchase of our 8.375% Senior Notes due 2018 and issuance of our 5.5% Senior Notes, the 2015 repayment of our ship mortgage facility and lower amortization of deferred administrative fees and debt discounts.
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
INCOME TAX EXPENSE / (BENEFIT)
We recorded an income tax benefit of $1 million in the third quarter of 2015 from foreign, state and local jurisdictions compared to an income tax expense of $2 million for the third quarter of 2014. We recorded an income tax benefit of $2 million in the first nine months of 2015. The income tax benefit for the first nine months of 2015 reflects audit closures in certain foreign jurisdictions and the refundable credit for the alternative minimum tax credit carryforward utilized on the federal income tax return, offset slightly by state and local and foreign jurisdiction tax expense. Income tax expense in the first nine months of 2014 of $7 million reflects income taxes for certain foreign, state and local jurisdictions, including approximately$1 million of withholding taxes on property contributed to UBBP.

Segment Results of Operations
GYPSUM
Net sales and operating profit (loss) for the businesses comprising our Gypsum segment were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2015	2014(a)	$	%	2015	2014(a)(b)	$	%
Net sales:
United States	$517	$494	$23	5%	$1,510	$1,414	$96	7%
Canada	79	90	(11)	(12)%	242	256	(14)	(5)%
Mexico / Latin America	46	51	(5)	(10)%	142	146	(4)	(3)%
Gypsum Transportation Limited	—	20	(20)	(100)%	10	62	(52)	(84)%
Canadian Mining	2	2	—	—%	4	3	1	33%
Eliminations	(34)	(36)	2	6%	(104)	(103)	(1)	(1)%
Total	$610	$621	$(11)	(2)%	$1,804	$1,778	$26	1%

Operating profit (loss):
United States	$84	$(2)	$86	*	$241	$129	$112	87%
Canada	3	5	(2)	(40)%	7	13	(6)	(46)%
Mexico / Latin America	3	5	(2)	(40)%	12	13	(1)	(8)%
Gypsum Transportation Limited	—	5	(5)	(100)%	1	19	(18)	(95)%
Canadian Mining	(1)	(1)	—	—%	(6)	(2)	(4)	*
Total	$89	$12	$77	*	$255	$172	$83	48%
* Not meaningful

(a)
Operating profit (loss) for 2014 included long-lived asset impairment charges of $30 million and a litigation settlement charge of $48 million, for both the three and nine months of 2014. See Note 3 and 17, respectively.

(b)	Results for the first three months of 2014 have been recast to reflect our change in segments.

United States: Net sales in the third quarter of 2015 were $517 million, up $23 million, or 5%, compared with the third quarter of 2014. The increase in net sales was due to the following:

	Sales		Volume		Price
(millions)	$	%	$	%	$	%
Change to Q3 2015 from Q3 2014
Sheetrock® brand gypsum wallboard	7	3%	4	2%	3	1%
Sheetrock® brand joint compound	5	6%	5	6%	—	—%
Durock® brand cement board	4	13%	2	5%	2	8%
Roof board	1	9%	1	9%	—	—%
Other	6
Total increase in net sales	$23	5%
The increase of $7 million from the third quarter of 2014 to the third quarter of 2015 in Sheetrock® brand gypsum wallboard reflected increases in both shipments and average selling prices. The increased shipments reflect greater demand from big box retailers and specialty dealers. Our premium Sheetrock® Brand UltraLight Panels accounted for 65% of all of our wallboard shipments during the third quarter of 2015, compared to 63% in the third quarter of 2014.
Sales of Sheetrock® brand joint compound increased $5 million on increased volume. Sales of Durock® brand cement backerboard increased $4 million which reflected both higher volumes and average selling price. Sales of roof board increased $1 million which reflected higher volume of Gyp-Fiber roof boards and Glass-Mat roof boards. The increase in Other reflected higher sales of other products of $6 million, which was due to product mix, and reflected higher sales of substrates products, none of which were individually significant.
Operating profit of $84 million was recorded in the third quarter of 2015 compared with operating loss of $2 million in the third quarter of 2014. The increase of $86 million in operating profit reflected the following:

	Operating Profit	Volume	Price	Cost
(millions)	$	$	$	$
Change to Q3 2015 from Q3 2014
Sheetrock® brand gypsum wallboard	$7	$2	$3	$2
Sheetrock® brand joint compound	1	1	—	—
Durock® brand cement board	1	—	2	(1)
Roof board	1	—	—	1
Other	76
Total increase in operating profit	$86
The increase in operating profit reflected gross profit improvement for Sheetrock® brand gypsum wallboard, Sheetrock® brand joint compound, Durock® brand cement board and Gyp-Fiber and Glass-Mat roof board. The increased gross profit for Sheetrock® brand gypsum wallboard reflected higher shipments and higher gross margin due to the January 1, 2015 price increase and increased sales of higher margin Sheetrock® brand UltraLight Panel products. The decrease in cost of $2 million also contributed to the operating profit improvement and reflected a $1 million gain for asset retirement obligations and a $1 million decline in other costs. The per unit cost for U.S. Gypsum’s Sheetrock® brand gypsum wallboard in the third quarter of 2015 as compared with the third quarter of 2014 included a per unit cost increase of 3% for raw materials, including paper and rock, and a per unit cost increase of 7% for fixed costs, including labor inflation, offset by a per unit cost decrease of 10% for energy costs, primarily due to natural gas.
The increase in other reflected the absence of a litigation settlement charge of $48 million and long-lived asset impairment charges of $30 million recorded in the third quarter of 2014. Other also included an increase in selling and administrative costs of $5 million partially offset by improved profitability of our substrates products of $3 million. The increase in selling and administrative costs was driven primarily by higher compensation costs offset by lower services and fees and marketing expenses.

Canada: Net sales in the third quarter of 2015 were $79 million, a decrease of $11 million from $90 million in the third quarter of 2014. The change in sales reflects an increase in gypsum wallboard of $4 million offset by an unfavorable impact of currency translation of $15 million. Driving the increase in wallboard was an increase of 2% in volume and an increase of 8% in average selling prices. Operating profit in the third quarter of 2015 was $3 million, a decrease of $2 million from the third quarter of 2014. The decrease reflects an unfavorable impact of fluctuations in foreign currency of $3 million offset by higher average selling prices on gypsum wallboard. Lower margins on products other than gypsum wallboard, including joint treatment, further contributed to the decrease in operating profit.
Mexico / Latin America: Net sales for our gypsum businesses in Mexico and Latin America were $46 million for the third quarter of 2015, a decrease of $5 million from the third quarter of 2014. Mexico's net sales were negatively impacted by foreign currency translation of $8 million which was offset by increases in sales of gypsum wallboard of $2 million and Durock® brand cement board of $1 million. Operating profit decreased to $3 million in the third quarter of 2015 from $5 million in the third quarter of 2014. The decrease reflected the negative impact of currency of $1 million and an increased miscellaneous costs of $3 million offset by higher margins on gypsum wallboard of $1 million and Durock® brand cement board of $1 million.
Gypsum Transportation Limited: There were no sales for our shipping company, Gypsum Transportation Limited, or GTL, for the third quarter of 2015 compared to $20 million in the third quarter of 2014. Operating profit was $0 million in the third quarter of 2015 compared to an operating profit of $5 million in the third quarter of 2014. The decrease in both net sales and operating profit reflected the cessation of shipping activity under a long-term shipping contract in the fourth quarter of 2014. No sales were recorded in the third quarter of 2015 as our short-term shipping contract ended in March 2015 and we sold our two self-unloading vessels in April 2015.
Canadian Mining: Net sales for our mining operation in Little Narrows, Nova Scotia, Canada, were $2 million for the third quarter of 2015 and $2 million for the third quarter of 2014. Operating loss was $1 million in both the third quarter of 2015 and of 2014.
CEILINGS
Net sales and operating profit for the businesses comprising our Ceilings segment were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2015	2014	$	%	2015	2014(a)(b)	$	%
Net sales:
United States	$123	$125	$(2)	(2)%	$359	$353	$6	2%
USG International (a)	—	—	—	—%	—	7	(7)	(100)%
Canada	13	15	(2)	(13)%	41	43	(2)	(5)%
Mexico / Latin America	9	10	(1)	(10)%	26	27	(1)	(4)%
Eliminations	(15)	(13)	(2)	(15)%	(42)	(38)	(4)	(11)%
Total	$130	$137	$(7)	(5)%	$384	$392	$(8)	(2)%

Operating profit:
United States	$21	$26	$(5)	(19)%	$63	$58	$5	9%
USG International (a)	—	—	—	—%	—	—	—	—%
Canada	1	2	(1)	(50)%	3	6	(3)	(50)%
Mexico / Latin America	2	2	—	—%	4	5	(1)	(20)%
Total	$24	$30	$(6)	(20)%	$70	$69	$1	1%

(a)
USG International’s net sales and operating profit for the nine months ended September 30, 2014 include the results of our wholly-owned subsidiaries and consolidated joint ventures that were contributed to UBBP on February 27, 2014.

(b)	Results for the first three months of 2014 have been recast to reflect our change in segments.

United States: Net sales for our domestic ceilings business in the third quarter of 2015 were $123 million, a decrease of$2 million, or 2%, from the third quarter of 2014. The decrease reflected the following:

	Sales		Volume		Price
(millions)	$	%	$	%	$	%
Change to Q3 2015 from Q3 2014
Ceiling grid	$(1)	(2)%	$—	—%	$(1)	(2)%
Ceiling tile	(2)	(3)%	(1)	(2)%	(1)	(1)%
Other products	1
Total decrease in net sales	$(2)	(2)%
The decrease of $1 million in sales of ceiling grid reflected lower average selling price. The decrease of $2 million in ceiling tile reflected decreases in both volume and average selling price.
Operating profit was $21 million for the third quarter of 2015, a decrease of $5 million, or 19%, from the third quarter of 2014. The increase reflected the following:

	Operating Profit	Volume	Price	Cost
(millions)	$	$	$	$
Change to Q3 2015 from Q3 2014
Ceiling grid	$(1)	$—	$(1)	$—
Ceiling tile	(4)	(1)	(1)	(2)
Total decrease in operating profit	$(5)
The decrease in operating profit reflects a decrease in gross profit for both ceiling grid and ceiling tile. The increase in cost for ceiling tile reflected higher per unit costs driven by a per unit cost increase of 10% in conversion costs primarily due to maintenance and 7% in fixed costs reflecting lower volumes offset by a per unit cost decrease of 9% in energy costs due to natural gas. Additionally, operating profit for the third quarter of 2014 was the strongest quarter in the history of the business.
USG International: As a result of our change in segments, USG International consists only of the results of our wholly-owned subsidiaries in the Asia-Pacific region and India and our consolidated joint ventures in Oman that were contributed in February 2014 as part of our investment in UBBP; therefore, results for USG International in the nine months ended September 30, 2014 represent the net sales and operating profit (loss) for those entities. Results for our Latin America businesses, previously included within USG International, are now included in "Mexico / Latin America" within Gypsum or Ceilings, as applicable.
Canada:  Net sales of $13 million for the third quarter of 2015 decreased $2 million compared to the third quarter of 2014. The decrease reflected an unfavorable impact of currency translation of $2 million. Operating profit of $1 million decreased $1 million compared to the third quarter of 2014 primarily reflecting the impact of fluctuations in foreign currency and lower margins on ceiling tile.
Mexico / Latin America: Net sales of $9 million for the third quarter of 2015 decreased $1 million compared to the third quarter of 2014. The decrease reflects unfavorable impact of foreign currency translation of $1 million in Mexico. Operating profit of $2 million remained unchanged from the third quarter of 2014.

DISTRIBUTION
Net sales and operating profit for our Distribution segment, which consists of L&W Supply, were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2015	2014	$	%	2015	2014	$	%
Net sales	$378	$359	$19	5%	$1,076	$1,003	$73	7%
Operating profit	9	4	5	*	22	9	13	*

*not meaningful

L&W Supply’s net sales in the third quarter of 2015 were $378 million, up $19 million or 5%, compared with the third quarter of 2014. Same store net sales for the third quarter of 2015 were up 5% compared with the third quarter of 2014. Net sales of gypsum wallboard increased $7 million, or 5%, reflecting an increase in gypsum wallboard volume and price. Net sales of metal products increased $4 million and net sales of all other products increased $8 million.
Operating profit was $9 million in the third quarter of 2015 compared with $4 million in the third quarter of 2014. The $5 million increase in operating profit was attributable to increased gross profit of $6 million on gypsum wallboard driven by increases in volume and margin of 3% and 7%, respectively, and increased gross profit of $4 million for ceilings and other products. Offsetting the improved gross profit is an increase of $3 million of selling and administrative expenses due to timing and an increase of $2 million of delivery expenses due to higher sales.
L&W Supply served its customers from 144 distribution branches in the United States as of September 30, 2015. In the third quarter of 2015, L&W closed two under performing branches in areas that are served by multiple branches.
USG BORAL BUILDING PRODUCTS
Net sales and operating profit for UBBP and our share of the net income of UBBP were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2015	2014	$	%	2015	2014	$	%
Net sales	$250	$286	$(36)	(13)%	$742	$655	$87	13%
Operating profit	30	31	(1)	(3)%	87	57	30	53%
Income from equity method investments - UBBP	12	12	—	*	33	19	14	74%

*not meaningful
UBBP is our 50/50 joint ventures with Boral and are accounted for as equity method investments. Our share of the net income of UBBP recorded in income from equity method investments in our consolidated statement of operations was $12 million for both the third quarter of 2015 and 2014.
The following is a discussion of UBBP's consolidated results for the third quarter of 2015 as compared to the third quarter of 2014.
Net sales for UBBP were $250 million in the third quarter of 2015 compared to $286 million for the third quarter of 2014. The decrease of $36 million reflects the unfavorable impact of currency translation of $42 million as well as normalization of plasterboard shipments in Korea and weakening economies in China, Indonesia and Thailand. Plasterboard shipments decreased to 1.13 billion square feet for the third quarter of 2015 from 1.14 billion square feet for the third quarter of 2014. Operating profit was $30 million in the third quarter of 2015 compared to $31 million for the third quarter of 2014. The decrease of $1 million in operating profit reflected lower sales discussed above and an unfavorable impact of foreign currency of $6 million offset by improved gross margins in Korea and Thailand. Also offsetting the decrease in operating profit was a decrease in variable costs and administrative expenses. Additionally, the joint venture experienced synergy savings and improved market performance of lightweight products.
Net sales in Asia and Australasia made up approximately 65% and 35%, respectively, of total net sales for UBBP. Net sales in South Korea, China, Thailand and Indonesia represented approximately 76% of Asia's net sales and plasterboard revenue accounted for approximately 70% of Asia's net sales.

CORPORATE
The operating loss for Corporate increased to $25 million in the third quarter of 2015 compared with $23 million in the third quarter of 2014 primarily due to an increase in incentive compensation.
Liquidity and Capital Resources
As of September 30, 2015, we had $450 million of cash and cash equivalents and marketable securities compared with $382 million as of December 31, 2014. See discussion below under Cash Flows for explanation of the change in cash and cash equivalents. Our total liquidity as of September 30, 2015 was $785 million (including $335 million of borrowing availability under our credit facilities) compared to $673 million as of December 31, 2014 (including $291 million of borrowing availability under our credit facilities). The change in availability under our credit facilities was primarily due to higher accounts receivable balances.
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
Total debt, consisting of senior notes and industrial revenue bonds amounted to $2.188 billion ($2.189 billion in aggregate principal amount less $1 million of unamortized original issue discount) as of September 30, 2015 and $2.209 billion ($2.210 billion in aggregate principal amount less $1 million of unamortized original issue discount) as of December 31, 2014. As of September 30, 2015 and during the nine months then ended, there were no borrowings under our revolving credit facility and no borrowings outstanding.
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
The credit agreement allows for the borrowing of revolving loans and issuance of letters of credit (up to a maximum of $200 million at any time outstanding, in aggregate) to USG and its subsidiaries. The maximum principal amount of revolving loans and letters of credit that may be borrowed by USG may not exceed the lesser of (1) $450 million less the amount of outstanding loans and letters of credit owed by CGC and (2) the excess of (a) the domestic borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries minus (b) the amount, if any, by which of the outstanding balance of loans and letters of credit owed by CGC exceeds the CGC borrowing base determined by reference to the trade receivables and inventory of CGC and certain Canadian subsidiaries at such time. The maximum principal amount of revolving loans and letters of credit that may be borrowed by CGC at any time may not exceed the lesser of (1) $50 million and (2) the sum of the CGC borrowing base determined by reference to the trade receivables and inventory of CGC and certain Canadian subsidiaries, plus the domestic borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries, minus the amount of outstanding loans and letters of credit owed by USG at such time.
The credit agreement contains a financial covenant that would require us to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 if the excess of the availability (as defined in the credit agreement) is less than an amount equal to 10% of the lesser of (a) the aggregate revolving commitment at such time and (b) the aggregate borrowing base at such time. As of September 30, 2015, our fixed charge coverage ratio was 1.66-to-1.0. Because we currently satisfy the required fixed charge coverage ratio, we are not required to maintain a minimum borrowing availability under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility were approximately $335 million.
In the first quarter of 2015, we repurchased $350 million of our 8.375% Senior Notes due in 2018, or the 2018 Senior Notes, through both a cash tender offer and a subsequent redemption of the remaining 2018 Senior Notes. On February 24, 2015, we completed a cash tender offer pursuant to which we repurchased $126 million of the 2018 Senior Notes for aggregate consideration, including tender offer premium and accrued and unpaid interest, of $135 million. On March 26, 2015, we repurchased the remaining $224 million of the 2018 Senior Notes for aggregate consideration, including premium and accrued and unpaid interest, of $242 million. These repurchases and all related costs were funded with cash on hand and the first quarter 2015 issuance of $350 million of 5.50% Senior Notes due 2025.

In the second quarter of 2015, we repaid the outstanding balance on our ship mortgage facility of $18 million with the proceeds from the sale of our two self-unloading vessels. We repaid $3 million of this facility in the first quarter of 2015 with cash on hand.
Our undistributed foreign earnings as of September 30, 2015 are considered permanently reinvested with the exception of earnings associated with our shipping operations and those associated with our equity method investment in Knauf-USG. The amount of cash and cash equivalents held by our foreign subsidiaries was $78 million as of September 30, 2015. Any repatriation of these funds to the U.S. would have an immaterial impact on our current tax rate due to our substantial net operating loss, or NOL, carryforwards and related valuation allowance.
CASH FLOWS
The following table presents a summary of our cash flows:

	Nine months ended September 30,
(millions)	2015	2014
Net cash provided by (used for):
Operating activities	$153	$80
Investing activities	3	(585)
Financing activities	(44)	(62)
Discontinued operations	—	(1)
Effect of exchange rate changes on cash	(7)	(2)
Net increase (decrease) in cash and cash equivalents	$105	$(570)
Operating Activities: The increase in net cash provided by operating activities for the first nine months of 2015 compared to the first nine months of 2014 reflected improved profitability and the receipt of a cash dividend of $18 million from UBBP for earnings through March 2015. This is offset by a payment of $39 million pursuant to the settlement agreement with the direct purchaser class settlement, which was deposited into settlement fund escrow accounts pursuant to the settlement agreements in the first quarter of 2015 and was released upon final approval of the settlement agreement in the third quarter of 2015. This payment is reflected in the change of accrued expenses. Excluding this payment, our net cash outflow for accounts receivable and inventories, accounts payable and accrued expenses was lower in 2015 compared to 2014.
As of September 30, 2015, working capital (current assets less current liabilities) amounted to $841 million, and the ratio of current assets to current liabilities was 2.78-to-1. As of December 31, 2014, working capital amounted to $589 million, and the ratio of current assets to current liabilities was 2.05-to-1.
Investing Activities: Net cash provided by investing activities during the first nine months of 2015 was $3 million compared to net cash used for investing activities of $585 million during the first nine months of 2014. The change reflects a cash outflow in 2014 of $558 million for our investment in UBBP, consisting of a $500 million base purchase price, $15 million of customary estimated working capital and net debt adjustments, $22 million of transaction costs and $23 million of cash held by the wholly-owned subsidiaries that we contributed to UBBP.
Additionally, in the first half of 2015, we deposited $48 million into settlement fund escrow accounts pursuant to the settlement agreements with the direct and indirect purchaser class settlements. In the third quarter of 2015, the payment for the direct purchaser class settlement was released from escrow and recorded in operating activities as discussed above. The remaining $9 million in the escrow account for the indirect purchaser settlement was recorded as a cash outflow in investing activities for the nine months ended September 30, 2015.
The net activity of purchases and sales or maturities for marketable securities decreased to a cash inflow of $36 million for the nine months ended September 30, 2015 from a cash inflow of $40 million for the nine months ended September 30, 2014. Capital expenditures amounted to $72 million in the first nine months of 2015 compared with $88 million in the first nine months of 2014.
Approved capital expenditures for the replacement, modernization and expansion of operations totaled $46 million as of September 30, 2015 compared with $96 million as of December 31, 2014.

Financing Activities: Net cash used for financing activities for the first nine months of 2015 was $44 million compared to $62 million in the first nine months of 2014. The decrease reflected $365 million paid to repurchase $350 million of our 8.375% Senior Notes due 2018 plus tender premium offset by the $344 million of proceeds received from the issuance of $350 million of 5.50% Senior Notes, net of debt issuance fees and $21 million used to repay our ship mortgage facility.
DEFINED BENEFIT PLANS
During the first nine months of 2015, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $6 million to our pension plan in Canada, and $4 million, in aggregate, to certain other domestic plans. We expect to make total contributions to our pension plans in 2015 of approximately $62 million.
LIQUIDITY OUTLOOK
In the first nine months of 2015, our investing cash outflows included $72 million of capital expenditures. In total for 2015, we plan to spend approximately $100 million on capital expenditures in the normal course of business. We expect to fund these expenditures with cash from operations or cash on hand.
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
Since formation, UBBP was funded from its net cash flow from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund. During the second quarter of 2015, UBBP's Board of Directors declared and UBBP paid cash dividends on earnings through March 2015 of $36 million. Our share of these dividends is $18 million. We intend to use the dividends received to pay the earnout payment described in Note 2 to the consolidated financial statements.
In the third quarter of 2014, we recorded a $48 million accrual related to the settlement of the U.S. wallboard pricing class action lawsuit. In the first half of 2015, we paid $48 million, of which $9 million remains in escrow and was recorded as restricted cash as of September 30, 2015 on our accompanying consolidated balance sheet.
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
Realization of Deferred Tax Asset
As of September 30, 2015, we had federal NOL carryforwards of approximately $1.790 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032. In addition, as of that date, we had federal AMT credit carryforwards of approximately $43 million that are available to reduce future regular federal income taxes over an indefinite period. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire if unused in 2015.
As of September 30, 2015, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $238 million, of which $1 million will expire in 2015. The remainder will expire if unused in years 2016 through 2033. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of September 30, 2015, against which we have maintained a valuation allowance.
For the nine months ended September 30, 2015, we decreased our valuation allowance by $75 million which resulted in a deferred tax asset valuation allowance of $948 million as of September 30, 2015. The decrease in the valuation allowance primarily related to a decrease in composition of the underlying deferred tax assets based on year-to-date earnings, the use of NOL carryforwards offsetting those earnings and the planned repatriation of undistributed foreign earnings for our shipping operations and the equity method investment in Knauf-USG. Changes in the valuation allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire.
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
We consider all positive and negative evidence to determine the realizability of our deferred tax assets and the need for a full, or partial, valuation allowance. A significant form of positive evidence is the realization of a four year cumulative accounting profit in the U.S. Another form of positive evidence would be our recent U.S. operating profit used in conjunction with the key indicators of demand of our products as discussed in Market Conditions and Outlook. Specifically, our outlook on residential, commercial and repair and remodel construction over our planning horizon is considered in calculating our projected taxable income necessary to realize our deferred tax assets. Additional positive evidence considered is our use of net operating loss carryforwards prior to expiration. The vast majority of these net operating losses have a statutory carryforward period of 15 – 20 years. We do not currently have any tax planning strategies that are used to support our estimates of future taxable income. Based upon these factors, we expect we may release the majority of our domestic valuation allowance by the end of 2015. Any reversal of our valuation allowance will favorably impact our results of operations in the period of reversal.
See Note 16 to the consolidated financial statements for additional information regarding income tax matters.

Recently Issued Accounting Pronouncements
See Part 1, Item 1, Note 1 to the consolidated financial statements for information related to new accounting standards.

Legal Contingencies
We are named as defendants in litigation arising from our operations, including lawsuits arising from the operation of our vehicles and lawsuits arising from product performance or warranties, personal injury, and commercial disputes. USG Corporation, United States Gypsum Company and CGC Inc. have been named as defendants in class action lawsuits alleging that North American wallboard manufacturers conspired to fix the price of wallboard sold in the United States and Canada. We entered into settlement agreements with attorneys representing the direct and indirect purchaser plaintiff classes in the U.S. wallboard pricing lawsuits, for which USG recorded a $48 million charge in the third quarter of 2014 ($39.25 million for the direct purchaser class settlement and $8.75 million for the indirect purchaser class settlement). On August 20, 2015, the court entered final judgment orders approving both the direct and indirect purchaser settlements. No member of the direct purchaser class appealed from the final judgment order approving the direct purchaser settlement, and therefore, that settlement should be final. One person appealed from the final judgment order approving the indirect purchaser settlement, and therefore that settlement is not yet final. We believe that the appeal is without merit and that the indirect purchaser settlement order will be affirmed on appeal, but the indirect purchaser settlement will not become final unless and until the appeal is favorably resolved.
The settlements do not include the Canadian lawsuits to which CGC is a party. At this stage of the Canadian lawsuits, we are not able to estimate the amount, if any, of any reasonably possible loss or range of reasonably possible losses. We believe, however, that these Canadian lawsuits will not have a material effect on our results of operations, financial position, or cash flows.
In addition to the class action lawsuits, in the first quarter of 2015, USG and seven other wallboard manufacturers were named as defendants in a lawsuit filed by twelve homebuilders asserting individual claims similar to the claims asserted in the U.S. class action lawsuits. We believe that the cost, if any, of resolving these homebuilders’ claims will not materially increase our exposure above the $48 million agreed to in the U.S. class action settlements.
In the third quarter of 2015 United States Gypsum Company was served with a federal grand jury subpoena requesting the production of company records in connection with a federal investigation of the gypsum drywall industry. We believe the investigation, although a separate proceeding, is related to the same events at issue in the litigation discussed above. We intend to fully cooperate with the grand jury investigation   We believe we acted in full compliance with the law, and we do not expect the resolution of this matter to result in any material adverse effect on our business, financial position, liquidity or results of operations; however, we can provide no assurances as to the scope, timing, or outcome of any such investigation.
See Note 17 to the consolidated financial statements for further information regarding the foregoing lawsuits and other legal matters.

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the Securities and Exchange Commission on February 12, 2015, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2015.
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
Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the "Risk Factors" in our most recent Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use derivative instruments to manage certain commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond three years. See Note 9 to the consolidated financial statements for additional information regarding our financial exposures.
COMMODITY PRICE RISK
We use natural gas swaps and options contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a significant portion of our anticipated purchases of natural gas for 2015 and 2016 is hedged as well as a portion of our anticipated purchases of natural gas for 2017. The aggregate notional amount of these hedge contracts in place as of September 30, 2015 was 25 million mmBTUs (millions of British Thermal Units). We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of these contracts was an unrealized loss of $20 million as of September 30, 2015. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of September 30, 2015 was $8 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $118 million as of September 30, 2015, and they mature by December 23, 2016. The fair value of these contracts was a $8 million unrealized gain as of September 30, 2015.
A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of September 30, 2015 was $12 million. This analysis does not consider the underlying exposure.

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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 17 to the consolidated financial statements for additional information regarding legal proceedings.
ITEM 1A. RISK FACTORS
There is no material change in the information reported under "Part I-Item 1A-Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 except for the Risk Factor set forth in "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, one of our non-employee directors deferred his quarterly retainer for service as a director that was payable on September 30, 2015 into a total of approximately 1,044 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.

ITEM 6. EXHIBITS

10.1	Form of Change in Control Severance Agreement (form used since August 1, 2015) *

10.2
Interest and Share Purchase Agreement, dated as of September 15, 2015, by and among USG Corporation, USG Ventures-Europe GmbH, Knauf Aquapanel GmbH, Knauf/USG Verwaltungs GmbH and Knauf/USG Systems GmbH & Co. KG *

10.3	Agreement and General Release, dated as of August 4, 2015, by and between USG Corporation and Christopher R. Griffin *

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, (2) the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, (3) the consolidated balance sheets as of September 30, 2015 and December 31, 2014, (4) the consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 and (5) notes to the consolidated financial statements. *

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
Jeanette A. Press,
Vice President, Controller and Principal Accounting Officer

October 22, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Form of Change in Control Severance Agreement (form used since August 1, 2015) *

10.2
Interest and Share Purchase Agreement, dated as of September 15, 2015, by and among USG Corporation, USG Ventures-Europe GmbH, Knauf Aquapanel GmbH, Knauf/USG Verwaltungs GmbH and Knauf/USG Systems GmbH & Co. KG *

10.3	Agreement and General Release, dated as of August 4, 2015, by and between USG Corporation and Christopher R. Griffin *

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, (2) the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, (3) the consolidated balance sheets as of September 30, 2015 and December 31, 2014, (4) the consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith