Form 10-Q
period 2016-03-31
USG CORP
filed 2016-04-21
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of March 31, 2016 was 145,853,372.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per-share and share data)	Three months ended March 31,
	2016	2015
Net sales	$970	$909
Cost of products sold	775	756
Gross profit	195	153
Selling and administrative expenses	71	77
Recovery of receivable	(3)	—
Operating profit	127	76
Income from equity method investments	7	8
Interest expense	(40)	(43)
Interest income	2	1
Loss on extinguishment of debt	(2)	(19)
Other income (expense), net	3	(1)
Income before income taxes	97	22
Income tax (expense) benefit	(30)	2
Net income	$67	$24

Basic earnings per common share	$0.46	$0.16
Diluted earnings per common share	$0.46	$0.16

Average common shares	145,819,026	145,381,269
Average diluted common shares	146,986,392	147,176,197
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(millions)
	2016	2015
Net income	$67	$24

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Loss on derivatives qualifying as cash flow hedges, net of tax (benefit) of ($3) and $1, respectively	(8)	(1)
Less: Reclassification adjustment for loss on derivatives included in net income, net of tax (benefit) of ($1) and $0, respectively	(2)	(2)
Net derivatives qualifying as cash flow hedges	(6)	1

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax (benefit) of ($1) and $1, respectively	(3)	6
Less: Amortization of prior service credit (cost) included in net periodic pension cost, net of tax (benefit) of $0 and ($1), respectively	—	(1)
Net pension and postretirement benefits	(3)	7

Foreign currency translation:
Changes in foreign currency translation, net of tax of $0 in all periods	24	(34)

Other comprehensive income (loss), net of tax	$15	$(26)

Comprehensive income (loss)	$82	$(2)

See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions, except share and per share data)	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$347	$442
Short-term marketable securities	206	194
Restricted cash	—	9
Receivables (net of reserves - $11 and $14)	459	391
Inventories	318	314
Income taxes receivable	4	5
Other current assets	36	45
Total current assets	1,370	1,400
Long-term marketable securities	20	36
Property, plant and equipment (net of accumulated depreciation and depletion - $1,974 and $1,936)	1,770	1,788
Deferred income taxes	698	728
Equity method investments	706	682
Other assets	98	102
Total assets	$4,662	$4,736
Liabilities and Stockholders’ Equity
Accounts payable	$267	$259
Accrued expenses	198	214
Current portion of long-term debt	438	500
Income taxes payable	6	9
Litigation settlement accrual	—	9
Total current liabilities	909	991
Long-term debt	1,676	1,675
Deferred income taxes	3	5
Pension and other postretirement benefits	341	392
Other liabilities	215	237
Total liabilities	3,144	3,300
Preferred stock – $1 par value, authorized 36,000,000 shares; outstanding - none	—	—
Common stock – $0.10 par value; authorized 200,000,000 shares; issued: 2016 - 145,853,000 shares; 2015 - 145,667,000 shares	15	15
Additional paid-in capital	3,027	3,027
Accumulated other comprehensive loss	(299)	(314)
Retained earnings (accumulated deficit)	(1,225)	(1,292)
Total stockholders’ equity	1,518	1,436
Total liabilities and stockholders’ equity	$4,662	$4,736
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Three months ended March 31,
	2016	2015
Operating Activities
Net income	$67	$24

Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization	36	36
Loss on extinguishment of debt	2	19
Recovery of receivable	(3)	—
Share-based compensation expense	4	3
Deferred income taxes	29	1
Income from equity method investments	(7)	(8)
Pension settlement	2	—
(Increase) decrease in working capital:
Receivables	(65)	(54)
Income taxes receivable	1	(1)
Inventories	(3)	(2)
Other current assets	5	1
Payables	5	(43)
Accrued expenses	(42)	(23)
Decrease in other assets	1	—
(Decrease) increase in pension and other postretirement benefits	(56)	6
Decrease in other liabilities	(1)	(4)
Other, net	(5)	3
Net cash used for operating activities	$(30)	$(42)

Investing Activities
Purchases of marketable securities	(79)	(21)
Sales or maturities of marketable securities	84	87
Capital expenditures	(15)	(29)
Net proceeds from asset dispositions	—	1
Return (deposit) of restricted cash	9	(39)
Net cash used for investing activities	$(1)	$(1)

Financing Activities
Issuance of debt	—	350
Repayment of debt	(64)	(368)
Payment of debt issuance fees	—	(6)
Issuance of common stock	—	3
Repurchases of common stock to satisfy employee tax withholding obligations	(1)	(8)
Net cash used for financing activities	$(65)	$(29)

Effect of exchange rate changes on cash	1	(3)

Net decrease in cash and cash equivalents	$(95)	$(75)
Cash and cash equivalents at beginning of period	442	228
Cash and cash equivalents at end of period	$347	$153

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$47	$50
Income taxes paid, net of refunds received	3	1

Noncash Investing and Financing Activities:
Amount in accounts payable for capital expenditures	3	8
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

1.	Organization, Consolidation and Presentation of Financial Statements

PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the entire year.
Our segments are structured around our key products and business units: Gypsum, Ceilings, Distribution and USG Boral Building Products, or UBBP.
Our Gypsum reportable segment is an aggregation of the operating segments of the gypsum businesses in the United States, Canada, Mexico, and Latin America, our mining operation in Canada, and our shipping operations, which we exited in the second quarter of 2015. Gypsum manufactures products throughout the United States, Canada, Mexico and Latin America. These products include USG Sheetrock® brand gypsum wallboard, Sheetrock® brand joint compound, Durock® brand cement board, Levelrock® brand gypsum underlayment, Fiberock® brand backerboard, Securock® brand glass mat sheathing used for building exteriors, Securock® brand gypsum fiber and glass mat panels used as roof cover board and structural panel concrete roofing.
Our Ceilings reportable segment is an aggregation of the operating segments of the ceilings businesses in the United States, Canada, Mexico, and Latin America. Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States and Canada.
Our Distribution reportable segment delivers gypsum wallboard, drywall metal, ceilings products, joint compound and other building products throughout the United States.
UBBP is our 50/50 joint ventures with Boral Limited. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East.
These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the SEC on February 10, 2016.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for us in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. We are currently in the process of assessing the impact of the ASU on our consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, “Leases”, which supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The standard will be effective for us in the first quarter of 2019, and we will adopt using the modified retrospective approach. While we continue to evaluate the impact of the new standard, we believe the standard will require us to implement new lease accounting systems and processes. Further, we anticipate the adoption of ASU 2016-02 will have a significant impact to our consolidated balance sheets, consolidated statements of income and disclosures.

In January 2016, the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity instruments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts the financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU does not apply to equity method investments or investments in consolidated subsidiaries. The new standard will be effective for us in the first quarter of 2018 and will be applied as a cumulative-effect adjustment to the balance sheet in the year of adoption. We are currently in the process of assessing the impact of the ASU to our consolidated financial statements and disclosures.
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory", which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using the first-in, first-out (FIFO) or average cost method. The ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard will be effective for us in the first quarter of 2017 and will be applied prospectively. We do not expect the adoption of ASU 2015-11 will have a significant impact to our consolidated financial statements or disclosures.
In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which updates the disclosure requirements for investments that are measured at net asset value using the practical expedient. These investments are to be removed from the fair value hierarchy and shown as a reconciling item. The standard is effective for us in the first quarter of 2016 and will be applied retrospectively. The update will impact our disclosure for the Annual Report on Form 10-K.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net),” which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. There are two transition methods available under the new standard, either cumulative effect or retrospective. The standard will be effective for us in the first quarter of 2018, and we will adopt the new standard using the retrospective approach with practical expedients. We do not expect that the adoption of ASU 2014-09, ASU 2016-08, or ASU 2016-10 will have a significant impact to our consolidated financial statements or disclosures.
2.    Equity Method Investments

Equity method investments as of March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016		December 31, 2015
(dollars in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USG Boral Building Products	$699	50%	$675	50%
Other equity method investments	7	33% - 50%	7	33% - 50%
Total equity method investments	$706		$682

Investment in USG Boral Building Products
UBBP is our 50/50 joint ventures with Boral Limited, or Boral, and consists of USG Boral Building Products Pte. Limited, a company organized under the laws of Singapore, and USG Boral Building Products Pty Limited, a company organized under the laws of Australia. It manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the Territory). The products that UBBP manufactures and distributes include products for wall, ceiling, floor lining and exterior systems that utilize gypsum, wallboard, referred to as plasterboard in the Territory, mineral fiber ceiling tiles, steel grid and joint compound. We account for our investment in UBBP using the equity method of accounting. As of March 31, 2016, the amount of our consolidated retained earnings which represents undistributed earnings from UBBP is $49 million.
We formed the joint ventures with Boral on February 27, 2014. In the event certain performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised first of $25 million based on performance during the first three years after closing and then up to $50 million based on performance during the first five years after closing. We recorded a liability representing the present value of the first earnout payment. If our conclusion on the probability were to change, we would reduce the liability with a corresponding reduction to our investment. We have not recorded a liability for the second earnout payment as we have concluded that it is currently not probable that the five-year performance target will be achieved. If our conclusion on the probability of achievement were to change, we will record a liability representing the present value of the second earnout payment with a corresponding increase to our investment. As of both March 31, 2016 and December 31, 2015, our liability for the earnout payments totaled $24 million. On our accompanying consolidated balance sheets, it is included in "Accrued expenses" as of March 31, 2016 and in "Other liabilities" as of December 31, 2015.
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

	Three months ended March 31,
(in millions)	2016	2015
Translation gain (loss)	$17	$(16)
Summarized financial information for our equity method investments is as follows:

	Three months ended March 31,
(in millions)	2016	2015
USG Boral Building Products:
Net sales	$229	$228
Gross profit	65	61
Operating profit	23	23
Income from continuing operations before income taxes	24	26
Net income	15	18
Net income attributable to USG Boral Building Products	14	16
USG share of income from investment accounted for using the equity method	7	8
Other equity method investments:
USG share of income from investments accounted for using the equity method	—	—

Total income from equity method investments	7	8

Transactions with UBBP
Our Gypsum segment sells products to UBBP. Total sales to UBBP for the three months ended March 31, 2016 and March 31, 2015 were immaterial.
In 2014, in connection with the formation of UBBP, we contributed our ownership interest in a joint venture in China to UBBP, but retained our loan receivable from this joint venture. As of March 31, 2016 and December 31, 2015, the loan receivable, including interest, totaled $14 million and is included in "Other assets" on our accompanying consolidated balance sheets.

3.     Segments
Our operations are organized into four reportable segments: Gypsum, Ceilings, Distribution and UBBP. See Note 2 for segment results for UBBP. Segment results for our Gypsum, Ceilings and Distribution segments were as follows:

	Three months ended March 31,
(millions)	2016	2015
Net Sales:
Gypsum	$635	$577
Ceilings	125	123
Distribution	357	334
Eliminations	(147)	(125)
Total	$970	$909

Operating Profit (Loss):
Gypsum	$111	$68
Ceilings	29	21
Distribution	11	4
Corporate	(21)	(23)
Eliminations	(3)	6
Total	$127	$76

4.	Earning Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the dilutive effect, if any, of market share units, or MSUs, performance shares, restricted stock units, or RSUs, stock options, and deferred shares associated with our deferred compensation program for non-employee directors.
The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table.

	Three months ended March 31,

(millions, except per-share data)	2016	2015
Net income	$67	$24
Effect of dilutive securities - Deferred compensation program for non-employee directors	—	—
Income available to shareholders	$67	$24

Average common shares	145.8	145.4
Dilutive RSUs, MSUs, performance shares and stock options	1.2	1.6
Deferred shares associated with a deferred compensation program for non-employee directors	—	0.2
Average diluted common shares	147.0	147.2

Earnings per average common share	$0.46	$0.16
Earnings per average diluted common share	$0.46	$0.16
MSUs, performance shares, RSUs, and stock options and deferred shares associated with our deferred compensation program for non-employee directors that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended March 31,
(millions, common shares)	2016	2015
MSUs, performance shares, RSUs and stock options	1.7	2.0
Deferred shares associated with a deferred compensation program for non-employee directors	0.2	—

5.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss on our accompanying consolidated balance sheets. Proceeds received from sales or maturities of marketable securities were $84 million for the three months ended March 31, 2016. Our investments in marketable securities consisted of the following:

	As of March 31, 2016		As of December 31, 2015
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$134	$134	$134	$134
U.S. government and agency debt securities	52	52	57	57
Asset-backed debt securities	13	13	21	21
Certificates of deposit	26	26	15	15
Municipal debt securities	1	1	3	3
Total marketable securities	$226	$226	$230	$230
The realized and unrealized gains and losses for the three months ended March 31, 2016 and 2015 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.

Contractual maturities of marketable securities as of March 31, 2016 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$206	$206
Due in 1-5 years	20	20
Total marketable securities	$226	$226
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.
6.    Intangible Assets
Intangible assets are included in other assets on our accompanying consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of March 31, 2016			As of December 31, 2015
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(63)	$7	$70	$(61)	$9
Other	9	(8)	1	9	(8)	1
Total	$79	$(71)	$8	$79	$(69)	$10
Total amortization expense was $2 million for both of the three months ended March 31, 2016 and 2015. Estimated amortization expense for the remainder of 2016 and for future years is as follows:

(millions)	2016	2017	2018 and thereafter
Estimated future amortization expense	$5	$2	$1
Intangible assets with indefinite lives are not amortized. The gross carrying amount of these assets are as follows:

(millions)	March 31, 2016	December 31, 2015
Intangible Assets with Indefinite Lives:
Trade names	$22	$22
Other	8	8
Total	$30	$30

7.     Debt
Total debt, including the current portion of long-term debt, consisted of the following:

(millions)	March 31, 2016	December 31, 2015
5.5% senior notes due 2025	$350	$350
5.875% senior notes due 2021	350	350
6.3% senior notes due 2016	438	500
7.75% senior notes due 2018	500	500
7.875% senior notes due 2020, net of discount	249	249
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$2,126	$2,188
Less unamortized debt issuance costs	12	13
Total	$2,114	$2,175

REPURCHASE OF SENIOR NOTES
In the first quarter of 2016, we repurchased $62 million of our 6.3% Senior Notes due in 2016, referred to as the 6.3% Notes, on the open market. The transaction included premiums of $2 million and accrued interest of $1 million for aggregate consideration of $65 million. As a result of the repurchases, we recorded a loss on early extinguishment of debt, before tax, of $2 million including premiums, write-off of deferred financing fees and broker fees.
Subsequent to quarter end, we repurchased an additional $47 million of the 6.3% Notes. The transaction included $2 million for premiums and $1 million for accrued interest for an aggregate consideration of $50 million. These notes are recorded in "Current portion of long-term debt" on our consolidated balance sheets.
In the first quarter of 2015, we repurchased $350 million of our 8.375% Senior Notes due in 2018, referred to as the 2018 Notes, through both a cash tender offer and a subsequent notice of redemption of the remaining 2018 Notes. We completed a cash tender offer pursuant to which we repurchased $126 million of the 2018 Notes for aggregate consideration, including tender offer premium and accrued and unpaid interest, of $135 million. We repurchased the remaining $224 million of the 2018 Notes for aggregate consideration, including premiums and accrued and unpaid interest, of $242 million. As a result of the repurchases, we recorded a loss on early extinguishment of debt of $19 million including premiums and write-off of deferred financing fees.
Also in the first quarter of 2015, we issued $350 million of 5.5% senior notes due March 1, 2025. The net proceeds from the issuance of these notes and cash on hand were used to fund the repurchases of the 2018 Notes and all related costs and expenses. We deferred approximately $6 million of debt issuance costs that are being amortized to interest expense over the term of the notes. As of March 31, 2016, these notes were recorded on the accompanying consolidated balance sheet at $344 million.
CREDIT FACILITY
Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of March 31, 2016, and outstanding letters of credit, borrowings available under the credit facility were approximately $347 million, including $50 million for CGC. As of March 31, 2016 and during the quarter then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 1.88% for loans in the US and 2.15% for loans in Canada. Outstanding letters of credit totaled $49 million as of March 31, 2016.
The fair value of our debt was approximately $2.251 billion as of March 31, 2016 and $2.295 billion as of December 31, 2015. The fair values were based on quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs and value drivers are observable and, as a result, are classified as Level 2 inputs. See Note 9 for further discussion on fair value measurements and classifications.
As of March 31, 2016, we were in compliance with the covenants contained in our credit facilities.

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
COMMODITY DERIVATIVE INSTRUMENTS
As of March 31, 2016, we had outstanding natural gas swap contracts to hedge forecasted purchases with an aggregate notional amount of 18 million mmBTUs (millions of British Thermal Units). All of these contracts mature by December 31, 2017. For contracts designated as cash flow hedges, the pre-tax net unrealized loss that remained in accumulated other comprehensive income (loss), or AOCI, as of March 31, 2016 was $18 million and as of December 31, 2015 was $19 million. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first three months of both 2016 and 2015. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a quarterly basis.
Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was a $2 million unrealized loss as of March 31, 2016 and December 31, 2015.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $132 million as of March 31, 2016, and they mature by December 31, 2017. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first three months of both 2016 and 2015. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was an unrealized pre-tax loss of $1 million as of March 31, 2016 and an unrealized pre-tax gain of $8 million as of December 31, 2015.
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of March 31, 2016, our derivatives were in a $21 million net liability position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
All of our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As required by certain of our agreements, we had $21 million of collateral posted with our counterparties related to our derivatives as of March 31, 2016. Amounts paid as cash collateral are included in receivables on our accompanying consolidated balance sheets.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our consolidated balance sheets, based on their fair value as of the balance sheet date.

FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the consolidated statements of income for the three months ended March 31, 2016 and 2015.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(5)	$(5)	Cost of products sold	$(5)	$(3)
Foreign exchange contracts	(6)	5	Cost of products sold	2	1
Total	$(11)	$—		$(3)	$(2)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2016	2015
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$(1)	$(1)
Total		$(1)	$(1)
The following are the fair values of derivative instruments and the location on our accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		3/31/16	12/31/15		3/31/16	12/31/15
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$1	$1	Accrued expenses	$15	$15
Commodity contracts	Other assets	—	—	Other liabilities	4	5
Foreign exchange contracts	Other current assets	2	8	Accrued expenses	1	—
Foreign exchange contracts	Other assets	—	—	Other liabilities	2	—
Total derivatives in cash flow hedging relationships		$3	$9		$22	$20

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$—	$—	Accrued expenses	$2	$2
Total derivatives not designated as hedging instruments		$—	$—		$2	$2
Total derivatives	Total assets	$3	$9	Total liabilities	$24	$22
As of March 31, 2016, we had no derivatives designated as fair value hedges or net investment hedges.

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
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	3/31/16	12/31/15	3/31/16	12/31/15	3/31/16	12/31/15	3/31/16	12/31/15
Cash equivalents	$112	$223	$50	$25	$—	$—	$162	$248
Equity mutual funds	4	4	—	—	—	—	4	4
Marketable securities:
Corporate debt securities	—	—	134	134	—	—	134	134
U.S. government and agency debt securities	—	—	52	57	—	—	52	57
Asset-backed debt securities	—	—	13	21	—	—	13	21
Certificates of deposit	—	—	26	15	—	—	26	15
Municipal debt securities	—	—	1	3	—	—	1	3
Derivative assets	—	—	3	9	—	—	3	9
Derivative liabilities	—	—	(24)	(22)	—	—	(24)	(22)

10.    Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three months ended March 31,
(millions)	2016	2015
Pension:
Service cost of benefits earned	$11	$13
Interest cost on projected benefit obligation	17	17
Expected return on plan assets	(22)	(21)
Settlement	2	—
Net amortization	5	9
Net pension cost	$13	$18
Postretirement:
Service cost of benefits earned	$1	$1
Interest cost on projected benefit obligation	1	1
Net amortization	(7)	(8)
Net postretirement benefit	$(5)	$(6)
During the first three months of 2016, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $6 million to our pension plan in Canada, and $5 million, in aggregate, to certain other domestic pension plans. We expect to make total contributions to our pension plans in 2016 of approximately $65 million.
11.    Share-Based Compensation
During the first three months of 2016, we granted share-based compensation in the form of market share units, or MSUs, performance shares, and restricted stock units, or RSUs, to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates and the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures. Awards granted during the first three months of 2016, weighted average fair value, and assumptions used to determine fair value were as follows:

	MSUs	Performance Shares	RSUs
Awards granted	800,834	213,626	43,000
Weighted average fair value	$19.59	$21.10	$21.31
Expected volatility	34.02%	34.02%	N/A
Risk-free rate (a)	0.86%	0.86%	N/A
Expected term (in years) (b)	2.95	2.95	N/A
Expected dividends	—	—	N/A

(a)	The risk-free rate was based on zero coupon U.S. government issues at the time of grant.

(b)	The expected term represents the period from the valuation date to the end of the performance period.

MARKET SHARE UNITS
The MSUs granted during the first three months of 2016 generally vest after a three-year period based on our actual stock price performance during such period. The number of MSUs earned will vary from zero to 150% of the number of MSUs awarded depending on the actual performance of our stock price. In the case of termination of employment due to death, disability or retirement during the performance period, vesting will be pro-rated based on the number of full months employed in 2016. Awards earned will be issued at the end of the three-year period. MSUs may vest earlier in the case of a change in control in most circumstances only if there is also a related loss of employment or diminution of duties. Each MSU earned will be settled in common stock.
We estimated the fair value of each MSU granted on the date of grant using a Monte Carlo simulation that used the assumptions noted in the table above. Volatility was based on stock price history immediately prior to grant for a period commensurate with the expected term.

PERFORMANCE SHARES
The performance shares granted during the first three months of 2016 generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from zero to 200% of the number of performance shares awarded depending on that relative performance. Generally, vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, or retirement, and pro-rated awards earned will be issued at the end of the three-year period. Each performance share earned will be settled in common stock.
We estimated the fair value of each performance share granted on the date of grant using a Monte Carlo simulation that used the assumptions noted in the table above. Volatility was based on stock price history immediately prior to grant for a period commensurate with the expected term.
RESTRICTED STOCK UNITS
The RSUs granted during the first three months of 2016 vest after a specified number of years from the date of grant or at a specified date, subject to cliff vesting. Generally, RSUs may vest earlier in the case of death, disability, or a change in control, provided that RSUs will vest upon a change in control in most circumstances only if there is also a related loss of employment or diminution of duties. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grant.
12.    Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	March 31, 2016	December 31, 2015
Finished goods	$215	$210
Work in progress	34	36
Raw materials	69	68
Total	$318	$314
ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Three months ended March 31,
(millions)	2016	2015
Balance as of January 1	$119	$123
Accretion expense	2	2
Foreign currency translation	1	(3)
Balance as of March 31	$122	$122
ACCRUED INTEREST
Interest accrued on our debt as of March 31, 2016 and December 31, 2015 was $35 million and $45 million, respectively, and is included in "Accrued expenses" on our accompanying consolidated balance sheets.

13.    Accumulated Other Comprehensive Income (Loss)
Changes in the balances of each component of AOCI for the three months ended March 31, 2016 and 2015 were as follows:

	Derivatives		Defined Benefit Plans		Foreign Currency Translation		AOCI
(millions)	2016	2015	2016	2015	2016	2015	2016	2015
Balance as of January 1	$20	$16	$(221)	$(302)	$(113)	$(52)	$(314)	$(338)
Other comprehensive income (loss) before reclassifications, net of tax	(8)	(1)	(3)	6	24	(34)	13	(29)
Less: Amounts reclassified from AOCI, net of tax	(2)	(2)	—	(1)	—	—	(2)	(3)
Net other comprehensive income (loss)	(6)	1	(3)	7	24	(34)	15	(26)
Balance as of March 31	$14	$17	$(224)	$(295)	$(89)	$(86)	$(299)	$(364)

Amounts reclassified from AOCI, net of tax, for the three months ended March 31, 2016 and 2015, were as follows:

	Three months ended March 31,
(millions)	2016	2015
Derivatives
Net reclassification from AOCI for cash flow hedges included in cost of products sold	$(3)	$(2)
Less: Income tax expense on reclassification from AOCI included in income tax expense (benefit)	(1)	—
Net amount reclassified from AOCI	$(2)	$(2)

Defined Benefit Plans
Net reclassification from AOCI for amortization of prior service benefit included in cost of products sold	$(2)	$(1)
Net reclassification from AOCI for amortization of prior service cost included in selling and administrative expenses	2	(1)
Less: Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	(1)
Net amount reclassified from AOCI	$—	$(1)

Foreign Currency Translation
Net reclassification from AOCI for translation gains realized upon the deconsolidation of foreign subsidiaries included in selling and administrative expenses	$—	$—
Less: Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	—
Net amount reclassified from AOCI	$—	$—

We estimate that we will reclassify a net $8 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

14. Income Taxes
In the first quarter of 2016, we recorded income tax expense of approximately $30 million. The income tax expense for the three months reflects taxes from federal, foreign, state and local jurisdictions. Our effective tax rate was 30.9%. Our effective tax rate was lower than the U.S. statutory rate primarily because of earnings realized in countries that had lower statutory tax rates and our equity method income. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States.
As of March 31, 2016, we had federal net operating loss, or NOL, carryforwards of approximately $1.682 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032, none of which are subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal AMT credit carryforwards of approximately $40 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $1.797 billion would need to be generated during the period before their expiration.
As of March 31, 2016, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $228 million, of which $27 million will expire in 2016. The remainder will expire if unused in years 2017 through 2035. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of March 31, 2016, against which we have maintained a valuation allowance.
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
Based on our evaluation, during the first three months of 2016, we made no adjustments to the valuation allowance against our deferred tax assets of $75 million, which relates to certain net operating losses that we anticipate will not be used prior to their expiration.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change” which can result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation that may be carried over to later years within the allowed NOL carryforward period. Over the entire carryforward period, we may not be able to use all our NOLs due to the aforementioned annual limitation. If an ownership change had occurred as of March 31, 2016, our annual U.S. federal NOL utilization would have been limited to approximately $96 million per year.

15. Litigation
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
USG denied the allegations made in these wallboard pricing lawsuits, believes these cases were without merit, and that USG’s pricing and selling policies were and are made independently and in full compliance with the law. Class action antitrust litigation in the United States, however, is expensive, protracted, and carries the risk of triple damages and joint and several liability. To avoid the expense, risk and distraction of this litigation, in late 2014, we agreed to a settlement of the U.S. class actions, and in the third quarter of 2014, we recorded a $48 million charge for the settlements ($39.25 million for the direct purchaser settlement and $8.75 million for the indirect purchaser settlement). The settlements were approved by the Court and are now final.
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
In addition to the class action lawsuits, in the first quarter of 2015, USG, United States Gypsum Company, L&W Supply Corporation and seven other wallboard manufacturers were named as defendants in a lawsuit filed in federal court in California by twelve homebuilders asserting individual claims similar to the claims asserted in the U.S. class action lawsuits. The lawsuit has been transferred to the United States District Court for the Eastern District of Pennsylvania that is presiding over the U.S. class action lawsuits. We believe that the cost, if any, of resolving these homebuilders’ claims will not materially increase our exposure above the $48 million agreed to in the U.S. class action settlements.
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of both March 31, 2016 and December 31, 2015, we had an accrual of $16 million for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our results of operations, financial position or cash flows.
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

16. Gypsum Transportation Limited
We exited our shipping operations in the second quarter of 2015. In November 2015, we entered into a release and debt settlement agreement (Settlement Agreement) to recover a portion of our loss incurred when our former trading partner ceased performing under the contract in the fourth quarter of 2014. The Settlement Agreement required payments totaling $14 million beginning in December 2015. The payments received to settle a $9 million loss on the outstanding trade receivable was recorded as a benefit to our statements of income when we determined the payments to be probable. We recorded a recovery of $6 million in the fourth quarter of 2015 and $8 million in the first quarter of 2016. With the payments received in the first quarter, the total recovery under the Settlement Agreement is complete.
For the three months ended March 31, 2016, the recovery is presented as $3 million within "Recovery of receivable", $1 million within "Interest income", and $4 million within "Other income (expense), net" on our consolidated statements of income.
GTL recorded operating profit of $3 million for the three months ended March 31, 2016 related to the recovery of the receivable compared with operating profit of $0 million for the three months ended March 31, 2015.

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
Overview
We are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first three months of 2016:

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
SEGMENTS
Our operations are organized into four segments: Gypsum, Ceilings, Distribution and USG Boral Building Products, or UBBP.
Gypsum: Our Gypsum segment manufactures and markets gypsum and related products in the United States, Canada, Mexico and Latin America. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, and the gypsum businesses of CGC Inc., or CGC, in Canada, USG Mexico, S.A. de C.V., or USG Mexico, and Latin America. Gypsum’s products are used in a variety of building applications to finish the walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. The major product lines within the Gypsum segment are:

Wallboard	Sheetrock® brand gypsum wallboard portfolio
Surfaces	Sheetrock® brand joint compound, corner bead, joint tape and plaster
Substrates
Durock® brand cement backerboard, Levelrock® brand gypsum underlayment, Fiberock® brand backerboard, Securock® brand glass-mat roofing and commercial roof board, Securock® glass mat sheathing, structural panel concrete roofing and industrial gypsum

Ceilings: Our Ceilings segment manufactures and markets interior systems products in the United States, Canada, Mexico and Latin America. Ceilings includes USG Interiors, LLC, or USG Interiors, and the ceilings businesses of CGC, USG Mexico and Latin America. Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States and Canada. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, and Latin America.
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
USG Boral Building Products: USG Boral Building Products, or UBBP, is our 50/50 joint ventures with Boral Limited, or Boral, and consists of USG Boral Building Products Pte. Limited, a company organized under the laws of Singapore, and USG Boral Building Products Pty Limited, a company organized under the laws of Australia. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the Territory). UBBP manufactures and distributes products for wall, ceiling, floor lining and exterior systems that utilize gypsum, wallboard, referred to as plasterboard in the Territory, mineral fiber ceiling tiles, steel grid and joint compound.
Geographic Information: For the first three months of 2016, we recorded $970 million of net sales in our consolidated statements of income, of which approximately 86% were attributable to the United States, approximately 10% were attributable to Canada and other foreign countries accounted for the remaining 4%. Net sales for UBBP for the first three months of 2016 were $229 million, of which approximately 36% were attributable to Australia, 20% to South Korea, 15% to Thailand, 8% to China, and 21% to other foreign countries.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including conditions in the North American housing and construction-based markets and the markets in Asia and Australasia. Our expansion via UBBP into the markets of Asia, Australasia, and the Middle East has significantly increased our exposure to the economic conditions in those areas. However, the UBBP investment has helped diversify USG's overall exposure to changes in the North American economic conditions.
For the new residential construction market in the United States, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products into a single family home typically follows a housing start by 90 to 120 days. In March 2016, the seasonally-adjusted annualized rate of housing starts reported by the U.S. Census Bureau was 1,089,000 units. This is a decrease from the February 2016 rate of 1,194,000 but an increase from the March 2015 rate of 954,000. In comparison, housing starts for all of 2015 were 1,111,900 units. Most industry analysts believe that the recovery in new residential construction will continue, although the recovery over the next few years may be uneven and modest, and that over the longer term housing starts will begin to reach historical averages. Industry analysts’ forecasts for 2016 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 1,170,000 to 1,300,000 units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. We currently estimate that 2016 housing starts in the United States will be 1,200,000.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to the most recent construction market forecast from Dodge Data & Analytics, total floor space for which new nonresidential construction contracts were signed in the United States decreased 5% in 2015 compared with 2014. This followed a 14% increase in 2014 compared with 2013 and a 12% increase in 2013 compared with 2012. Dodge Data & Analytics forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 7% in 2016 from the 2015 level. Dodge Data & Analytics' forecast includes several building types which do not generate significant demand for our products; therefore, we anticipate new nonresidential construction growth in our business sectors in 2016 compared to 2015 will increase 2 to 3%.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States were 5.26 million units in 2015, reflecting a 6% increase from the 2014 level of 4.94 million units. The seasonally adjusted annual rate of existing home sales was 5.33 million units in March 2016, which is 2% higher than the revised rate of 5.25 million in March 2015. The generally rising levels of existing home sales and home resale values in recent years have contributed to an increase in demand for our products from the residential repair and remodel market. We currently estimate that overall repair and remodel spending growth in 2016, compared to 2015, will increase low to mid single digits.
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
Our Gypsum segment has improved with the modest recovery in residential housing over the last three years although it continues to be adversely affected by the low level of residential and other construction activity compared to historical averages. Our Ceilings segment, which primarily serves the commercial markets, and our Distribution segment, which serves the residential and commercial markets, have both showed some improvements. However, they continue to be adversely affected by the low levels of new commercial construction activity.
Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 6.2 billion square feet in the first three months of 2016, up approximately 26% compared with 4.9 billion square feet in the first three months of 2015. We estimate that industry shipments in the United States for all of 2016 will be approximately 23.9 billion square feet, up approximately 7% from 22.3 billion square feet in 2015.
There is excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 32.8 billion square feet as of January 1, 2016. We estimate that the industry capacity utilization rate was approximately 74% and 59% during the first three months of 2016 and 2015, respectively. Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2016, but the magnitude of any increase will depend on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will experience a modest increase in 2016 compared to 2015. We could experience pressure on gypsum wallboard selling prices and our gross margins at such low levels of capacity utilization.
U.S. Gypsum implemented a price increase for wallboard on March 28, 2016. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices. If we are unable to maintain our price increases, our net sales and operating profit may be materially and adversely impacted.
CURRENCY IMPACT
Currency impacts on consolidated and segment results have been derived by translating current period results at the quarter-to-date average foreign currency rates for the period ended March 31, 2015.
Consolidated Results of Operations

(dollars in millions, except per-share data)	2016	2015	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended March 31:
Net sales	$970	$909	$61	7%
Cost of products sold	775	756	(19)	(3%)
Gross profit	195	153	42	27%
Selling and administrative expenses	71	77	6	8%
Recovery of receivable	(3)	—	3	*
Operating profit	127	76	51	67%
Income from equity method investments	7	8	(1)	(13)%
Interest expense	(40)	(43)	3	7%
Interest income	2	1	1	100%
Loss on extinguishment of debt	(2)	(19)	17	89%
Other income (expense), net	3	(1)	4	*
Income before income taxes	97	22	75	*
Income tax (expense) benefit	(30)	2	(32)	*
Net income	$67	$24	$43	*
Diluted earnings per share	$0.46	$0.16	$0.30	*

*not meaningful
NET SALES
Consolidated net sales for the first quarter of 2016 increased $61 million from the first quarter of 2015. This reflected higher net sales across our Gypsum, Ceilings and Distribution segments due primarily to increased volumes. Sales for our Gypsum segment increased 10% which reflects higher shipments of Sheetrock® brand gypsum wallboard, Sheetrock® brand joint compound and Durock® brand cement backerboard. These increases in shipments in Gypsum were offset by a 2% reduction in average selling prices for wallboard due to the timing of a price increase in 2016 occurring later in the quarter than the first quarter of 2015. The increase of 2% for our Ceilings segment is due to higher shipments of both ceiling grid and ceiling tile. Sales for our Distribution segment increased 7% due to higher volumes of gypsum wallboard and increased sales of metal products and adjacent products.
GROSS PROFIT
Gross profit for the first quarter of 2016 increased $42 million, or 27%, compared with the first quarter of 2015. Gross profit as a percentage of net sales was 20.1% for the first quarter of 2016, compared with 16.8% for the first quarter of 2015. The increase reflected higher shipments across all segments and lower per unit costs due to increased volume, operational cost reduction initiatives and lower natural gas costs.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $71 million in the first quarter of 2016 compared to $77 million in the first quarter of 2015. As a percentage of net sales, selling and administrative expenses decreased to 7.3% for the first quarter of 2016 from 8.5% for the first quarter of 2015. The decrease reflects lower compensation cost and management's continued focus on managing discretionary spend, which was slightly offset by a $2 million pension settlement charge.
RECOVERY ON RECEIVABLE
In the first quarter of 2016, we received the remaining payments under a settlement agreement with our former trading partner of which $3 million represented a recovery of a previously deemed uncollectible receivable. The remaining payments received under the settlement agreement were recorded in "Interest income" and "Other income (expense), net". See Note 16 for additional information.
INCOME FROM EQUITY METHOD INVESTMENTS
Income from equity method investments, primarily UBBP, in the first quarter of 2016 was $7 million, a decrease of $1 million from the first quarter of 2015. This reflected an unfavorable impact of foreign currency of $1 million.
INTEREST EXPENSE
Interest expense was $40 million in the first quarter of 2016, down $3 million, or 7%, from the first quarter of 2015. The decrease in interest expense is driven by the first quarter 2016 open market repurchases of our 6.3% Senior Notes due 2016, referred to as the 6.3% Notes, the February 2015 repurchase of our 8.375% Senior Notes due 2018, referred to as the 2018 Notes, and the second quarter 2015 repayment of our ship mortgage facility, offset by the issuance of our 5.5% Senior Notes due 2025 in the first quarter of 2015.
LOSS ON EXTINGUISHMENT OF DEBT
In the first quarter of 2016, we recorded a $2 million loss on the extinguishment of debt, including premiums, in connection with the open market purchases of the 6.3% Notes and write-off of deferred financing fees. In the first quarter of 2015, we recorded a $19 million loss on the extinguishment of debt in connection with the tender offer and repurchase of our 2018 Notes. See Note 7 for additional information.
OTHER INCOME (EXPENSE), NET
The $3 million of other income, net, represents the receipt of the remaining payments under a settlement agreement with our former trading partner of which $4 million is recorded as other income. See Note 16 for additional information.
INCOME TAX (EXPENSE) / BENEFIT
We recorded income tax expense of $30 million in the first quarter of 2016 from federal, foreign, state and local jurisdictions. Our effective tax rate is 30.9% for the first quarter of 2016. In the first quarter of 2015, we recorded an income tax benefit of $2 million resulting in an effective tax rate of (9.1%) reflecting the effects of the full valuation allowance against our deferred tax assets at that time.

Segment Results of Operations
GYPSUM
Net sales and operating profit (loss) for the businesses comprising our Gypsum segment were as follows:

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2016	2015	$	%
Net sales:
United States	$543	$477	$66	14%
Canada	82	76	6	8%
Mexico / Latin America	44	48	(4)	(8)%
Canadian Mining	—	—	—	—%
Gypsum Transportation Limited	—	10	(10)	(100)%
Eliminations	(34)	(34)	—	—%
Total	$635	$577	$58	10%

Operating profit (loss):
United States	$103	$66	$37	56%
Canada	6	1	5	*
Mexico / Latin America	2	4	(2)	(50)%
Canadian Mining	(3)	(3)	—	*
Gypsum Transportation Limited	3	—	3	*
Total	$111	$68	$43	63%
* Not meaningful

United States: Net sales in the first quarter of 2016 were $543 million, up $66 million, or 14%, compared with the first quarter of 2015. The increase in net sales was due to the following:

			Volume		Price
(millions)	$	%	$	%	$	%
Change to Q1 2016 from Q1 2015
Sheetrock® brand gypsum wallboard	38	18%	43	20%	(5)	(2)%
Sheetrock® brand joint compound	6	7%	6	7%	—	—%
Durock® brand cement board	4	13%	3	9%	1	4%
Levelrock® brand gypsum underlayment	2	15%	2	15%	—	—%
Other	16
Total increase in net sales	$66	14%
The increase of $38 million from the first quarter of 2015 to the first quarter of 2016 in Sheetrock® brand gypsum wallboard reflected an increase in shipments offset by lower average selling prices. The increased shipments were driven by commercial construction and higher shipments into each of our core channels of distribution which includes big box retailers, specialty dealers, pro dealers and manufactured housing. Our premium Sheetrock® Brand UltraLight Panels accounted for 66% of all of our wallboard shipments during the first quarter of 2016, compared to 64% in the first quarter of 2015. The decrease in average selling prices reflected both regional and product mix as well the timing of the price increase which was introduced later during the first quarter of 2016 than the first quarter of 2015.
Sales of Sheetrock® brand joint compound increased $6 million on increased volume driven by the shipments to specialty dealers. Sales of Durock® brand cement backerboard increased $4 million which reflected both higher volumes of 9% across markets and increased per unit average selling price of 4%. Sales of Levelrock® brand gypsum underlayment increased by $2 million driven by higher volume. The increase in Other reflected higher sales of other surfaces and substrates products of $10 million, including Fiberock® brand backerboard, Durock® brand Glass-Mat tile backerboard, structural panel concrete roofing, and Securock® brand Gypsum-Fiber roof boards, and an increase in freight of $6 million which is reflective of higher sales.

Operating profit of $103 million was recorded in the first quarter of 2016 compared to $66 million recorded in the first quarter of 2015. The increase of $37 million in operating profit reflected the following:

		Volume	Price	Cost
(millions)	$	$	$	$
Change to Q1 2016 from Q1 2015
Sheetrock® brand gypsum wallboard	$24	$19	$(5)	$10
Sheetrock® brand joint compound	6	2	—	4
Durock® brand cement board	2	1	1	—
Levelrock® brand gypsum fiber panels	—	2	—	(2)
Other	5
Total increase in operating profit	$37
The increase in operating profit reflected gross profit improvement for Sheetrock® brand gypsum wallboard, Sheetrock® brand joint compound, and Durock® brand cement board. The increased gross profit for Sheetrock® brand gypsum wallboard reflected higher volume and lower cost offset by lower average selling price. The lower cost is driven by lower per unit cost for Sheetrock® brand gypsum wallboard in the first quarter of 2016 as compared with the first quarter of 2015. This reflected a per unit cost reduction of 18% for energy costs due to warmer weather and lower natural gas prices, 7% for conversion costs due to employee benefit costs and 14% for fixed costs due to increased volumes. An increase in the per unit cost of 4% for raw materials offset some of these costs savings. The lower average selling price for Sheetrock® brand gypsum wallboard was due to the mix of regional sales, the mix of products sold, and the timing of the price increase discussed above. The decreased per unit cost for Sheetrock® brand joint compound was due to lower energy costs and increased volumes. The increase in Durock® brand cement board was driven by higher volume and average price per unit. Gross profit for Levelrock® brand gypsum underlayment was constant from the first quarter of 2015 to the first quarter of 2016.
The increase in Other reflected improved profitability of our substrates products of $4 million including Securock® brand Gypsum-Fiber roof boards and Fiberock® brand backerboard and lower selling and administrative costs of $1 million. The decrease in selling and administrative costs was driven by lower compensation costs, marketing expenses and travel offset by higher services and fees.
Canada: Net sales in the first quarter of 2016 were $82 million, an increase of $6 million from $76 million in the first quarter of 2015. The change in sales reflected an increase in gypsum wallboard of $7 million and in joint treatment of $2 million. The increase in wallboard was due to an increase of 9% in volume and an increase of 8% in average selling prices. Also impacting sales was an adjustment of an accrual for volume rebate incentives of $4 million offset by an unfavorable impact of currency translation of $7 million. Operating profit in the first quarter of 2016 was $6 million, an increase of $5 million from the first quarter of 2015. The increase reflects the adjustment of the rebate accrual of $4 million discussed above as well as improved gross profit for gypsum wallboard of $1 million and a decrease in other costs and selling and administrative expenses of $2 million offset by an unfavorable impact of foreign currency of $2 million.
Mexico / Latin America: Net sales for our gypsum businesses in Mexico and Latin America were $44 million for the first quarter of 2016, a decrease of $4 million from the first quarter of 2015. The decrease reflected the unfavorable impact due to fluctuations in currency of $4 million. Operating profit decreased to $2 million in the first quarter of 2016 from $4 million in the first quarter of 2015 due to the unfavorable impact of foreign currency of $2 million.
Canadian Mining: Net sales for our mining operation in Canada were $0 million for both the first quarter of 2016 and the first quarter of 2015. Operating loss was $3 million in both of the comparative periods.
Gypsum Transportation Limited: There were no sales for our shipping company, Gypsum Transportation Limited, or GTL, for the first quarter of 2016 compared to $10 million in the first quarter of 2015. The decrease in net sales reflected the completion of our short-term shipping contract in March 2015. No similar contract was entered into in 2016 as we sold our vessels in April 2015. GTL recorded operating profit of $3 million for the first quarter of 2016 which reflected a recovery of a receivable of $3 million owed to GTL by its trading partner that was fully reserved for in 2014. See Note 16 for additional information. No operating profit was recorded for the first quarter of 2015.

CEILINGS
Net sales and operating profit for the businesses comprising our Ceilings segment were as follows:

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2016	2015	$	%
Net sales:
United States	$119	$115	$4	3%
Canada	13	14	(1)	(7)%
Mexico / Latin America	8	9	(1)	(11)%
Eliminations	(15)	(15)	—	—%
Total	$125	$123	$2	2%

Operating profit:
United States	$27	$19	$8	42%
Canada	1	1	—	—%
Mexico / Latin America	1	1	—	—%
Total	$29	$21	$8	38%

United States: Net sales for our domestic ceilings business in the first quarter of 2016 were $119 million, an increase of$4 million, or 3%, from the first quarter of 2015. The increase reflected the following:

			Volume		Price
(millions)	$	%	$	%	$	%
Change to Q1 2016 from Q1 2015
Ceiling grid	$2	7%	$3	10%	$(1)	(3)%
Ceiling tile	2	4%	1	3%	1	1%
Total increase in net sales	$4	3%
The increase of $2 million in sales of ceiling grid reflected higher volume offset by lower average selling price. The increase of $2 million in ceiling tile reflected increases in both volume and average selling price.
Operating profit was $27 million for the first quarter of 2016, an increase of $8 million, or 42%, from the first quarter of 2015. The increase reflected the following:

		Volume	Price	Cost
(millions)	$	$	$	$
Change to Q1 2016 from Q1 2015
Ceiling grid	$3	$2	$(1)	$2
Ceiling tile	4	—	1	3
Other	1
Total increase in operating profit	$8
The increase in operating profit reflected an increase in gross profit for both ceiling grid and ceiling tile. Improved gross profit for ceiling grid reflected higher volumes and decreased per unit costs offset by lower per unit average selling price. The decrease in cost for ceiling grid was driven by a decrease in per unit cost which reflected lower raw material costs led by lower steel prices and lower conversion and fixed costs driven by increased volumes. The higher gross profit for ceiling tile reflected an increase in per unit average selling price and a decrease in per unit cost, which was driven primarily by lower energy costs led by decreases in both natural gas prices and power usage and lower conversion and fixed costs. Also driving an increase in operating profit was a decrease in selling and administrative expenses due primarily to lower pension and marketing costs.

Canada:  Net sales of $13 million for the first quarter of 2016 decreased $1 million compared to the first quarter of 2015. The decrease reflected an unfavorable impact of currency translation of $1 million. Operating profit was $1 million for both the first quarter of 2016 and 2015, which reflects unfavorable impact of foreign currency of $1 million offset by lower spending of $1 million.
Mexico / Latin America: Net sales of $8 million for the first quarter of 2016 decreased $1 million compared to the first quarter of 2015. The decrease reflected the unfavorable impact of foreign currency of $1 million. Operating profit of $1 million remained unchanged from the first quarter of 2015.
DISTRIBUTION
Net sales and operating profit for our Distribution segment, which consists of L&W Supply, were as follows:

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2016	2015	$	%
Net sales	$357	$334	$23	7%
Operating profit	11	4	7	*

*not meaningful

L&W Supply’s net sales in the first quarter of 2016 were $357 million, up $23 million or 7%, compared with the first quarter of 2015. Same store net sales for the first quarter of 2016 were up 9% compared with the first quarter of 2015. Net sales of gypsum wallboard increased $11 million, or 8%, reflecting an increase in gypsum wallboard volume of 12% offset by lower price of 4%. Net sales of metal products increased $4 million and net sales of adjacent products increased $8 million.
Operating profit was $11 million in the first quarter of 2016 compared with $4 million in the first quarter of 2015. The $7 million increase in operating profit was attributable to increased gross profit of $5 million on gypsum wallboard driven by increases in volume and margin of 12% and 1%, respectively, and increased gross profit of $5 million for other products. Also reflected in the improved operating profit is a decrease of $1 million of selling and administrative expenses.
L&W Supply served its customers from 136 distribution branches in the United States as of March 31, 2016. In the first quarter of 2016, L&W closed 6 branches, of which 2 were consolidated into other branches.
USG BORAL BUILDING PRODUCTS
UBBP is the 50/50 joint ventures with Boral and is accounted for as equity method investments, as such net sales and operating profit are not recorded in the consolidated financial statements of USG. The following reflects the net sales and operating profit as recorded by UBBP and the equity income recorded by USG.

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2016	2015	$	%
Net sales	$229	$228	$1	*
Operating profit	23	23	—	—%
Income from equity method investments - UBBP	7	8	(1)	(13)%

*not meaningful
The following is a discussion of UBBP's consolidated results for the first quarter of 2016 as compared to the first quarter of 2015.
Net sales for UBBP were $229 million in the first quarter of 2016 compared to $228 million for the first quarter of 2015. The increase of $1 million reflects increased plasterboard shipments in Korea, Vietnam and India offset by unfavorable impact of currency translation of $15 million and weakening economies in China, Indonesia and Thailand. Plasterboard shipments increased 3% to 0.97 billion square feet for the first quarter of 2016 from 0.94 billion square feet for the first quarter of 2015. Operating profit of $23 million remained unchanged in the first quarter of 2016 compared to the first quarter of 2015. Operating profit in 2016 reflected improved margins in Korea and Vietnam and a decrease in variable costs and administrative expenses offset by an unfavorable impact of foreign currency of $2 million. Additionally, the joint venture experienced synergy savings and improved market acceptance of lightweight products.
The decrease in our share of the net income of UBBP recorded in income from equity method investments reflects lower net income recorded by UBBP due to unfavorable impact of foreign currency of $1 million.
Net sales in Asia and Australasia made up approximately 65% and 35%, respectively, of total net sales for UBBP. Net sales in South Korea, China, Thailand and Indonesia represented approximately 72% of Asia's net sales and plasterboard revenue accounted for approximately 70% of Asia's net sales.
CORPORATE
The operating loss for Corporate decreased to $21 million in the first quarter of 2016 compared with $23 million in the first quarter of 2015 primarily due to lower benefit costs and discretionary spending on services, offset by a pension settlement charge of $2 million.
Liquidity and Capital Resources
As of March 31, 2016, we had $573 million of cash and cash equivalents and marketable securities compared with $672 million as of December 31, 2015. See discussion below under Cash Flows for explanation of the change in cash and cash equivalents. Our total liquidity as of March 31, 2016 was $920 million (including $347 million of borrowing availability under our credit facility) compared to $967 million as of December 31, 2015 (including $295 million of borrowing availability under our credit facility).
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
Total debt, consisting of senior notes and industrial revenue bonds amounted to $2.114 billion ($2.127 billion in aggregate principal amount less $13 million of unamortized original issue discount and debt issuance costs) as of March 31, 2016 and $2.175 billion ($2.189 billion in aggregate principal amount less $14 million of unamortized original issue discount and debt issuance costs) as of December 31, 2015. During the three months ended March 31, 2016, there were no borrowings under our revolving credit facility and no borrowings outstanding at period end.
Our senior notes and industrial revenue bonds are rated by the three major credit-rating agencies: Moody’s Investors Service (Moody’s), Standard & Poor’s Financial Services LLC (S&P), and Fitch Ratings, Inc. (Fitch). The ratings are typically monitored by stockholders, creditors, or suppliers as an indicator of the company's viability. Additionally, the ratings of Moody’s and S&P impact the interest rate on our 7.75% senior notes maturing in 2018. See Note 6 to the consolidated financial statements in our Annual Report on Form 10-K for additional information regarding the impact of changes to our credit ratings on interest rates. Below is a summary of the ratings published by the three agencies as of the date indicated:

	S&P	Moody's	Fitch
Corporate/Family rating	BB-	B1	B+
Outlook	Stable	Positive	Positive
Guaranteed senior notes	BB+	B1	BB
All other notes and bonds	B	B3	B+
Report date	December 8, 2015	August 8, 2015	November 18, 2015
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
The credit agreement contains a financial covenant that would require us to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 if the excess of the availability (as defined in the credit agreement) is less than an amount equal to 10% of the lesser of (a) the aggregate revolving commitment at such time and (b) the aggregate borrowing base at such time. We would be required to continue to comply with such financial covenant until the availability under the credit agreement exceeds such minimum threshold for 30 consecutive calendar days thereafter. As of March 31, 2016, our fixed charge coverage ratio was 1.59-to-1.0. Because we currently satisfy the required fixed charge coverage ratio, we are not required to maintain a minimum borrowing availability under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility were approximately $347 million.
In the first quarter of 2016, we repurchased $62 million of our 6.3% Notes, in open-market purchases for an aggregate consideration, including premiums and accrued interest, of $65 million. Subsequent to March 31, 2016 and through the date of this filing, we repurchased an additional $47 million of the 6.3% Notes for an aggregate consideration of $50 million.
Our undistributed foreign earnings as of March 31, 2016 are considered permanently reinvested with the exception of earnings associated with our shipping operations and those associated with the equity method investment in the Knauf-USG joint venture that was sold in December 2015. The amount of cash and cash equivalents held by our foreign subsidiaries was $141 million as of March 31, 2016 and would be subject to material repatriation tax effects.
CASH FLOWS
The following table presents a summary of our cash flows:

	Three months ended March 31,
(millions)	2016	2015
Net cash used for:
Operating activities	$(30)	$(42)
Investing activities	(1)	(1)
Financing activities	(65)	(29)
Effect of exchange rate changes on cash	1	(3)
Net decrease in cash and cash equivalents	$(95)	$(75)
Operating Activities: Net cash used for operating activities was lower for the first three months of 2016 compared to the first three months of 2015 due to improved gross profit and lower selling and administrative expenses. This improvement was offset by payments to our pension and postretirement plans of $61 million in the first quarter of 2016 compared to $3 million in the first quarter of 2015. Additionally, our net cash outflow for accounts receivable, inventories, accounts payable, and accrued expenses was lower in 2016 compared to 2015. This lower outflow was driven by working capital initiatives over accounts payable and inventory, lower accrued interest due to lower debt balances offset by higher receivables driven by higher sales and the reclassification of the UBBP earnout payment from “Other liabilities” to “Accrued expenses” as discussed in Note 2.
As of March 31, 2016, working capital (current assets less current liabilities) amounted to $461 million, and the ratio of current assets to current liabilities was 1.51-to-1. As of December 31, 2015, working capital amounted to $409 million, and the ratio of current assets to current liabilities was 1.41-to-1.
Investing Activities: Net cash used for investing activities was $1 million for both the first three months of 2016 and 2015. The first quarter of 2015 included a deposit of $39 million into a settlement fund escrow account pursuant to the settlement agreement with the direct purchaser class.
The cash inflow from the net activity of purchases and sales or maturities of marketable securities decreased to $5 million for the three months ended March 31, 2016 from $66 million for the three months ended March 31, 2015. This reflected additional purchases of marketable securities in the first quarter of 2016. Capital expenditures amounted to $15 million in the first three months of 2016 compared with $29 million in the first three months of 2015.

Approved capital expenditures for the replacement, modernization and expansion of operations totaled $55 million as of March 31, 2016 compared with $33 million as of December 31, 2015.
Financing Activities: Net cash used for financing activities for the first three months of 2016 was $65 million compared to $29 million in the first three months of 2015. The cash used in 2016 reflected $64 million paid to repurchase $62 million of our 6.3% Notes in the open market. The cash used in 2015 included $365 million paid to repurchase $350 million of our 2018 Notes plus tender premium offset by the $344 million of proceeds received from the issuance of $350 million of 5.50% Senior Notes, net of debt issuance fees.
DEFINED BENEFIT PLANS
During the first three months of 2016, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $6 million to our pension plan in Canada, and $5 million, in aggregate, to certain other domestic plans. We expect to make total contributions to our pension plans in 2016 of approximately $65 million.
LIQUIDITY OUTLOOK
In the first three months of 2016, our investing cash outflows included $15 million of capital expenditures. In total for 2016, we plan to spend approximately $110 million on capital expenditures in the normal course of business. We expect to fund these expenditures with cash from operations or cash on hand, and, if determined to be appropriate and available, borrowings under our revolving credit facility.
Interest payments, based on our current level of outstanding debt, are expected to decrease to approximately $156 million in 2016 compared with $158 million in 2015 primarily due to the repurchase of $109 million of our 6.3% Notes in the first quarter of 2016 and through the date of filing, repurchase of our 2018 Senior Notes in the first quarter of 2015, and the repayment of our ship mortgage facility in the second quarter of 2015, offset by the issuance of our 5.5% Senior Notes in the first quarter of 2015.
The outstanding balance of $438 million of the 6.3% Notes is classified in the "Current portion of long-term debt" on our consolidated balance sheets. We repurchased an additional $47 million of the 6.3% Notes subsequent to quarter end. We expect to retire all or a portion of these notes with cash on hand. We expect to continue to evaluate opportunities to retire or repurchase the 6.3% Notes prior to their maturity on November 15, 2016 in open market purchases or privately negotiated transactions.
Since formation, UBBP was funded from its net cash flow from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund. UBBP is targeting the distribution of 50% of combined after tax profits to USG and Boral; however, this dividend may be adjusted by the UBBP Board with unanimous resolution. We intend to use the dividends received to pay the earnout payment described below.
In the event certain performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised first of $25 million based on performance during the first three years and then up to $50 million based on performance during the first five years. We recorded a liability representing the present value of the first earnout payment. If our conclusion on the probability of achievement were to change, we would reduce the liability with a corresponding reduction to our investment. We have not recorded a liability for the second earnout payment as we have concluded that it is currently not probable that the five-year performance target will be achieved. If our conclusion on the probability of achievement were to change, we will record a liability representing the present value of the second earnout payment with a corresponding increase to our investment. As of both March 31, 2016 and December 31, 2015, this liability totaled $24 million and is included in "Accrued expenses" and "Other liabilities", respectively, on our accompanying consolidated balance sheets.
We believe that cash on hand, cash equivalents, marketable securities, cash available from future operations and our credit facility will provide sufficient liquidity to fund our operations for at least the next 12 months. Cash requirements include, among other things, capital expenditures, working capital needs, employee retirement plans funding, debt repayment, including the 6.3% Notes, and other contractual obligations.

Realization of Deferred Tax Asset
As of March 31, 2016, we had federal NOL carryforwards of approximately $1.682 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032. In addition, as of that date, we had federal AMT credit carryforwards of approximately $40 million that are available to reduce future regular federal income taxes over an indefinite period.
As of March 31, 2016, we had a deferred tax asset related to our state NOLs and tax credit carryforwards of $228 million, of which $27 million will expire in 2016. The remainder will expire if unused in years 2017 through 2035. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of March 31, 2016, against which we have maintained a valuation allowance.
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
As of December 31, 2015, our net deferred tax assets of $723 million were offset by a valuation allowance of $75 million. The remaining valuation allowance primarily related to certain state net operating losses that we anticipate will not be used prior to their expiration. During the first three months of 2016, consistent with the above process, we made no adjustments to the valuation allowance against our deferred tax assets of $75 million.
See Note 14 to the consolidated financial statements for additional information regarding income tax matters.

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
USG Corporation, United States Gypsum Company and CGC Inc., or CGC, were named as defendants in class action lawsuits brought in the United States and Canada on behalf of direct and indirect wallboard purchasers alleging that North American wallboard manufacturers conspired to fix the price of wallboard sold in the United States and Canada. In 2014, we entered into settlement agreements to resolve the U.S. class action wallboard pricing lawsuits, for which USG recorded a $48 million charge in the third quarter of 2014 ($39.25 million for the direct purchaser class settlement and $8.75 million for the indirect purchaser class settlement). The settlements of the U.S. class action lawsuits are now final.
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
In the third quarter of 2015 United States Gypsum Company was served with a federal grand jury subpoena requesting the production of company records in connection with a federal investigation of the gypsum drywall industry. We believe the investigation, although a separate proceeding, is related to the same events at issue in the litigation discussed above. We intend to fully cooperate with the grand jury investigation. We believe we acted in full compliance with the law, and we do not expect the resolution of this matter to result in any material adverse effect on our business, financial position, liquidity or results of operations; however, we can provide no assurances as to the scope, timing, or outcome of any such investigation.
See Note 15 to the consolidated financial statements for further information regarding the foregoing lawsuits and other legal matters.

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the Securities and Exchange Commission on February 10, 2016, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2016.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions. Any forward-looking statements represent our views only as of the date of this report and should not be relied upon as representing our views as of any subsequent date. We assume no obligation to update any forward-looking information contained in this report. Forward-looking statements include, but are not limited to, statements under the following headings:

•
“Management’s Discussion and Analysis” about: (a) market conditions and outlook, including (i) anticipated growth in new residential and nonresidential construction, repair and remodel spending, and the construction industries in Canada, Mexico and the UBBP territory, (ii) industry shipments of gypsum, demand for gypsum wallboard and industry capacity utilization rate and (iii) our gypsum wallboard selling prices and margins; (b) expected contributions to our pension plans; (c) our liquidity outlook, including our capital expenditure plans, expected interest payments, our intention and ability to retire outstanding debt, UBBP’s dividend policy and our intended use of dividend funds received, including UBBP’s ability to self-fund, and cash requirements and adequacy of resources to fund them; and (d) the outcome and effect of ongoing and future legal and governmental proceedings; and

•	“Legal Proceedings” about the outcome and effect of ongoing and future legal and governmental proceedings.
Some of the risk factors that affect our business and financial results are discussed under “Risk Factors” in our most recent Annual Report on Form 10-K. We wish to caution the reader that actual business, market or other conditions, including the “Risk Factors” discussed in our most recent Annual Report on Form 10-K and those described elsewhere in this report or in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since December 31, 2015.
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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 15 to the consolidated financial statements for additional information regarding legal proceedings.
ITEM 1A. RISK FACTORS
There is no material change in the information reported under "Part I-Item 1A-Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, two of our non-employee directors deferred all or a portion of their quarterly retainer for service as a director that was payable on March 31, 2016 into a total of approximately 1,701 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
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

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of income for the three months ended March 31, 2016 and 2015, (2) the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016 and 2015, (3) the consolidated balance sheets as of March 31, 2016 and December 31, 2015, (4) the consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 and (5) notes to the consolidated financial statements. *

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

April 21, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of income for the three months ended March 31, 2016 and 2015, (2) the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016 and 2015, (3) the consolidated balance sheets as of March 31, 2016 and December 31, 2015, (4) the consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith