Form 10-Q
period 2016-06-30
USG CORP
filed 2016-07-26
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of June 30, 2016 was 145,954,194.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per-share and share data)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales	$1,002	$970	$1,972	$1,879
Cost of products sold	790	787	1,565	1,543
Gross profit	212	183	407	336
Selling and administrative expenses	79	79	150	156
Recovery of receivable	—	—	(3)	—
Gain on disposal of shipping operations, net	—	(1)	—	(1)
Operating profit	133	105	260	181
Income from equity method investments	16	14	23	22
Interest expense	(38)	(40)	(78)	(83)
Interest income	1	—	3	1
Loss on extinguishment of debt	(2)	—	(4)	(19)
Other income, net	2	1	5	—
Income before income taxes	112	80	209	102
Income tax (expense) benefit	(38)	(1)	(68)	1
Net income	$74	$79	$141	$103

Basic earnings per average common share	$0.50	$0.54	$0.96	$0.70
Diluted earnings per average common share	$0.50	$0.54	$0.95	$0.70

Average common shares	145,933,165	145,424,853	145,856,220	145,393,548
Average diluted common shares	147,994,032	146,990,178	147,321,420	147,167,248
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(millions)
	2016	2015	2016	2015
Net income	$74	$79	$141	$103

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Gain (loss) on derivatives qualifying as cash flow hedges, net of tax (benefit) of $3, ($1), 0, and $0, respectively	4	—	(4)	(1)
Less: Reclassification adjustment for loss on derivatives included in net income, net of tax (benefit) of ($1), $0, ($2), and $0, respectively	(2)	(3)	(4)	(5)
Net derivatives qualifying as cash flow hedges	6	3	—	4

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax (benefit) of ($2), $0, ($3), and $1, respectively	(3)	(8)	(6)	(2)
Less: Amortization of prior service credit (cost) included in net periodic pension cost, net of tax (benefit) of ($1), $0, ($1), and ($1), respectively	(1)	(2)	(1)	(3)
Net pension and postretirement benefits	(2)	(6)	(5)	1

Foreign currency translation:
Changes in foreign currency translation, net of tax of $0 in all periods	(36)	(5)	(12)	(39)

Other comprehensive loss, net of tax	$(32)	$(8)	$(17)	$(34)

Comprehensive income	$42	$71	$124	$69

See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions, except share and per share data)	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$479	$442
Short-term marketable securities	208	194
Restricted cash	—	9
Receivables (net of reserves - $12 and $14)	433	391
Inventories	331	314
Income taxes receivable	5	5
Other current assets	35	45
Total current assets	1,491	1,400
Long-term marketable securities	2	36
Property, plant and equipment (net of accumulated depreciation and depletion - $2,003 and $1,936)	1,749	1,788
Deferred income taxes	658	728
Equity method investments	648	682
Other assets	97	102
Total assets	$4,645	$4,736
Liabilities and Stockholders’ Equity
Accounts payable	$287	$259
Accrued expenses	184	214
Current portion of long-term debt	363	500
Income taxes payable	6	9
Litigation settlement accrual	—	9
Total current liabilities	840	991
Long-term debt	1,676	1,675
Deferred income taxes	4	5
Pension and other postretirement benefits	347	392
Other liabilities	212	237
Total liabilities	3,079	3,300
Preferred stock – $1 par value, authorized 36,000,000 shares; outstanding - none	—	—
Common stock – $0.10 par value; authorized 200,000,000 shares; issued: 2016 - 145,954,000 shares; 2015 - 145,667,000 shares	15	15
Additional paid-in capital	3,033	3,027
Accumulated other comprehensive loss	(331)	(314)
Retained earnings (accumulated deficit)	(1,151)	(1,292)
Total stockholders’ equity	1,566	1,436
Total liabilities and stockholders’ equity	$4,645	$4,736
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Six months ended June 30,
	2016	2015
Operating Activities
Net income	$141	$103

Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization	72	72
Loss on extinguishment of debt	4	19
Recovery of receivable	(3)	—
Share-based compensation expense	9	6
Deferred income taxes	66	1
Gain on asset dispositions	(11)	(7)
Income from equity method investments	(23)	(22)
Dividends received from equity method investments	18	18
Pension settlement	2	—
(Increase) decrease in working capital:
Receivables	(40)	(66)
Income taxes receivable	1	(1)
Inventories	(17)	6
Other current assets	5	1
Payables	25	(33)
Accrued expenses	(20)	(25)
Decrease in other assets	1	1
Decrease in pension and other postretirement benefits	(51)	(40)
Decrease in other liabilities	(3)	(4)
Other, net	(12)	5
Net cash provided by operating activities	$164	$34

Investing Activities
Purchases of marketable securities	(167)	(32)
Sales or maturities of marketable securities	187	103
Capital expenditures	(28)	(48)
Net proceeds from asset dispositions	12	42
Return of capital	1	—
Insurance proceeds	—	2
Release (deposit) of restricted cash	9	(49)
Net cash provided by investing activities	$14	$18

Financing Activities
Issuance of debt	—	350
Repayment of debt	(141)	(386)
Payment of debt issuance fees	—	(6)
Issuance of common stock	2	4
Repurchases of common stock to satisfy employee tax withholding obligations	(2)	(8)
Net cash used for financing activities	$(141)	$(46)

Effect of exchange rate changes on cash	—	(3)

Net increase in cash and cash equivalents	$37	$3
Cash and cash equivalents at beginning of period	442	228
Cash and cash equivalents at end of period	$479	$231

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$76	$80
Income taxes paid, net of refunds received	5	1

Noncash Investing and Financing Activities:
Amount in accounts payable for capital expenditures	4	6
Reversal of USG Boral Building Products earnout	(24)	—
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

1.	Organization, Consolidation and Presentation of Financial Statements

PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for the entire year.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies certain aspects of accounting for employee share-based payments. The standard will be effective for us in the first quarter of 2017 and will be applied in part prospectively and in part using a modified retrospective transition approach. The components of this standard that will impact our financial statements are as follows:

•
Excess tax benefits and deficiencies related to stock compensation will be prospectively recognized in income tax expense instead of in equity when the awards vest or are settled. For the six months ended June 30, 2016 and 2015, we recorded a reduction to tax benefits to equity of $3 million and $0 million, respectively, that would have been recognized in tax expense under the new standard.

•
Excess tax benefits that were previously unrecognized because the related tax deduction had not been realized through a reduction in taxes payable will be recorded on a modified retrospective basis. If we had early adopted this standard, we would have recorded a cumulative-effect adjustment to opening retained earnings of $25 million on our June 30, 2016 consolidated balance sheet.

•
An accounting policy will be elected to either estimate forfeitures on awards, as previously required, or to recognize forfeitures as they occur. Upon adoption, we will recognize forfeitures as they occur and will record a cumulative-effect change to retained earnings in accordance with the modified retrospective adoption requirements. If we had early adopted this standard, we would have recorded an immaterial cumulative-effect adjustment to opening retained earnings on our June 30, 2016 consolidated balance sheet.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The standard will be effective for us in the first quarter of 2019, and we will adopt using the modified retrospective approach. While we continue to evaluate the impact of the new standard, we believe the standard will require us to implement new lease accounting systems and processes. Further, we anticipate the adoption of ASU 2016-02 will have a significant impact to our consolidated balance sheets, consolidated statements of income and disclosures.
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity instruments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts the financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU does not apply to equity method investments or investments in consolidated subsidiaries. The new standard will be effective for us in the first quarter of 2018 and will be applied as a cumulative-effect adjustment to the balance sheet in the year of adoption. We do not expect the adoption of ASU 2016-01 will have a significant impact to our consolidated financial statements or disclosures.
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using the first-in, first-out (FIFO) or average cost method. The ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard will be effective for us in the first quarter of 2017 and will be applied prospectively. We do not expect the adoption of ASU 2015-11 will have a significant impact to our consolidated financial statements or disclosures.
In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which updates the disclosure requirements for investments that are measured at net asset value using the practical expedient. These investments are to be removed from the fair value hierarchy and shown as a reconciling item. The standard was effective for us in the first quarter of 2016 and will be applied retrospectively. The update will be reflected in our disclosure for our December 31, 2016 Annual Report on Form 10-K.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net),” which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” and in May 2016, ASU 2016-12, “Revenues from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” both of which provide supplemental adoption guidance and clarification to ASU 2014-09. The standard will be effective for us in the first quarter of 2018, and we will adopt the new standard using the retrospective approach with practical expedients. We do not expect that the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10 or ASU 2016-12 will have a significant impact to our consolidated financial statements or disclosures.

2.    Equity Method Investments
Equity method investments as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016		December 31, 2015
(dollars in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USG Boral Building Products	$641	50%	$675	50%
Other equity method investments	7	33% - 50%	7	33% - 50%
Total equity method investments	$648		$682

Investment in USG Boral Building Products
UBBP is our 50/50 joint ventures with Boral Limited, or Boral, and consists of USG Boral Building Products Pte. Limited, a company organized under the laws of Singapore, and USG Boral Building Products Pty Limited, a company organized under the laws of Australia. It manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the Territory). The products that UBBP manufactures and distributes include products for wall, ceiling, floor lining and exterior systems that utilize gypsum, wallboard, referred to as plasterboard in the Territory, mineral fiber ceiling tiles, steel grid and joint compound. We account for our investment in UBBP using the equity method of accounting. During the second quarter of 2016, UBBP paid cash dividends on earnings through March 2016 of which our 50% share totaled $18 million. We recorded the cash dividend in operating activities on our statements of cash flows. As of June 30, 2016, the amount of our consolidated retained earnings which represents undistributed earnings from UBBP is $46 million.
We formed the joint ventures with Boral on February 27, 2014. In the second quarter of 2016, we received $1 million from Boral for final customary working capital adjustments which resulted in a reduction of our investment. We recorded the working capital payment in investing activities on our statement of cash flows. In the event certain U.S. Dollar denominated performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised first of $25 million based on performance during the first three years after closing and then up to $50 million based on performance during the first five years after closing. Upon inception of the joint ventures, we recorded a liability representing the present value of the first earnout payment. As of June 30, 2016, we concluded that it was no longer probable that the three-year performance target will be achieved primarily due to the strengthening of the U.S. Dollar against UBBP's functional currencies. As a result, we reversed the liability with a corresponding reduction to our investment. We have not recorded a liability for the second earnout payment as we have concluded that it is currently not probable that the five-year performance target will be achieved. If our conclusion on the probability of achievement were to change, we will record a liability representing the present value of the earnout payments with a corresponding increase to our investment. As of June 30, 2016 and December 31, 2015, our liability for the earnout payments was $0 million and $24 million, respectively. As of December 31, 2015, the liability is included in "Other liabilities" on our accompanying consolidated balance sheet.
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

	Three months ended June 30,		Six months ended June 30,
(millions)	2016	2015	2016	2015
Translation loss	$(30)	$(3)	$(13)	$(19)

Summarized financial information for our equity method investments is as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2016	2015	2016	2015
USG Boral Building Products:
Net sales	$273	$264	$502	$492
Gross profit	86	70	151	131
Operating profit	41	34	64	57
Income from continuing operations before income taxes	46	36	70	62
Net income	34	28	49	46
Net income attributable to USG Boral Building Products	32	26	46	42
USG share of income from investment accounted for using the equity method	16	13	23	21
Other equity method investments:
USG share of income from investments accounted for using the equity method	—	1	—	1

Total income from equity method investments	$16	$14	$23	$22

Transactions with UBBP
Our Gypsum segment sells products to UBBP. Total sales to UBBP for the three and six months ended June 30, 2016 and June 30, 2015 were immaterial.
In 2014, in connection with the formation of UBBP, we contributed our ownership interest in a joint venture in China to UBBP, but retained our loan receivable from this joint venture. As of June 30, 2016 and December 31, 2015, the loan receivable, including interest, totaled $15 million and $14 million, respectively, and is included in "Other assets" on our accompanying consolidated balance sheets.
3.     Segments
Our operations are organized into four reportable segments: Gypsum, Ceilings, Distribution and UBBP. See Note 2 for segment results for UBBP. Segment results for our Gypsum, Ceilings and Distribution segments were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2016	2015	2016	2015
Net Sales:
Gypsum	$635	$617	$1,270	$1,194
Ceilings	137	131	262	254
Distribution	386	364	743	698
Eliminations	(156)	(142)	(303)	(267)
Total	$1,002	$970	$1,972	$1,879

Operating Profit (Loss):
Gypsum	$113	$98	$224	$166
Ceilings	33	25	62	46
Distribution	15	9	26	13
Corporate	(26)	(24)	(47)	(47)
Eliminations	(2)	(3)	(5)	3
Total	$133	$105	$260	$181

4.	Earning Per Share
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
The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table.

	Three months ended June 30,		Six months ended June 30,
(millions, except per-share data)	2016	2015	2016	2015
Net income	$74	$79	$141	$103
Effect of dilutive securities - Deferred compensation program for non-employee directors	—	—	—	—
Income available to shareholders	$74	$79	$141	$103

Average common shares	145.9	145.4	145.9	145.4
Dilutive RSUs, MSUs, performance shares and stock options	2.1	1.6	1.4	1.6
Deferred shares associated with a deferred compensation program for non-employee directors	—	—	—	0.2
Average diluted common shares	148.0	147.0	147.3	147.2

Earnings per average common share	$0.50	$0.54	$0.96	$0.70
Earnings per average diluted common share	$0.50	$0.54	$0.95	$0.70

MSUs, performance shares, RSUs, and stock options and deferred shares associated with our deferred compensation program for non-employee directors that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions, common shares)	2016	2015	2016	2015
MSUs, performance shares, RSUs and stock options	1.7	1.8	1.7	1.9
Deferred shares associated with a deferred compensation program for non-employee directors	0.2	0.2	0.2	—

5.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss on our accompanying consolidated balance sheets. Proceeds received from sales or maturities of marketable securities were $187 million for the six months ended June 30, 2016. Our investments in marketable securities consisted of the following:

	As of June 30, 2016		As of December 31, 2015
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$136	$136	$134	$134
U.S. government and agency debt securities	51	51	57	57
Asset-backed debt securities	2	2	21	21
Certificates of deposit	21	21	15	15
Municipal debt securities	—	—	3	3
Total marketable securities	$210	$210	$230	$230
The realized and unrealized gains and losses for the three and six months ended June 30, 2016 and 2015 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.

Contractual maturities of marketable securities as of June 30, 2016 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$208	$208
Due in 1-5 years	2	2
Total marketable securities	$210	$210
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.
6.    Intangible Assets
Intangible assets are included in "Other assets" on our accompanying consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of June 30, 2016			As of December 31, 2015
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(65)	$5	$70	$(61)	$9
Other	9	(8)	1	9	(8)	1
Total	$79	$(73)	$6	$79	$(69)	$10
Total amortization expense was $2 million and $4 million for the three and six months ended June 30, 2016 and 2015, respectively. Estimated amortization expense for the remainder of 2016 and for future years is as follows:

(millions)	2016	2017	2018 and thereafter
Estimated future amortization expense	$3	$2	$1
Intangible assets with indefinite lives are not amortized. The gross carrying amount of these assets are as follows:

(millions)	June 30, 2016	December 31, 2015
Intangible Assets with Indefinite Lives:
Trade names	$22	$22
Other	8	8
Total	$30	$30

7.     Debt
Total debt, including the current portion of long-term debt, consisted of the following:

(millions)	June 30, 2016	December 31, 2015
5.5% senior notes due 2025	$350	$350
5.875% senior notes due 2021	350	350
6.3% senior notes due 2016	363	500
7.75% senior notes due 2018	500	500
7.875% senior notes due 2020, net of discount	249	249
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$2,051	$2,188
Less: Unamortized debt issuance costs	12	13
Total	$2,039	$2,175

REPURCHASE OF SENIOR NOTES
In the first six months of 2016, we repurchased $137 million of our 6.3% Senior Notes due in 2016, referred to as the 6.3% Notes, on the open market. The transaction included premiums of $4 million and accrued interest of $3 million for aggregate consideration of $144 million. As a result of the repurchases, we recorded a loss on early extinguishment of debt, before tax, of $4 million including premiums, write-off of deferred financing fees and broker fees, of which $2 million occurred in the second quarter.
Subsequent to quarter end, we repurchased an additional $40 million of the 6.3% Notes. The transaction included $1 million for premiums for an aggregate consideration of $41 million. These notes are recorded in "Current portion of long-term debt" on our accompanying consolidated balance sheets.
In the first quarter of 2015, we repurchased $350 million of our 8.375% Senior Notes due in 2018, referred to as the 8.375% Notes, through both a cash tender offer and a subsequent notice of redemption of the remaining 8.375% Notes. We completed a cash tender offer pursuant to which we repurchased $126 million of the 8.375% Notes for aggregate consideration, including tender offer premium and accrued and unpaid interest, of $135 million. We repurchased the remaining $224 million of the 8.375% Notes for aggregate consideration, including premiums and accrued and unpaid interest, of $242 million. As a result of the repurchases, we recorded a loss on early extinguishment of debt of $19 million including premiums and write-off of deferred financing fees.
Also in the first quarter of 2015, we issued $350 million of 5.5% Senior Notes due March 1, 2025. The net proceeds from the issuance of these notes and cash on hand were used to fund the repurchases of the 8.375% Notes and all related costs and expenses. We deferred approximately $6 million of debt issuance costs that are being amortized to interest expense over the term of the notes. As of June 30, 2016 and December 31, 2015, these notes, net of unamortized debt issuances costs, were recorded on our accompanying consolidated balance sheets at $345 million and $344 million, respectively.
CREDIT FACILITY
Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of June 30, 2016, and outstanding letters of credit, borrowings available under the credit facility were approximately $341 million, including $50 million for CGC. As of June 30, 2016 and during the quarter then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 1.90% for loans in the US and 2.13% for loans in Canada. Outstanding letters of credit totaled $47 million as of June 30, 2016.
The fair value of our debt was approximately $2.153 billion as of June 30, 2016 and $2.295 billion as of December 31, 2015. The fair values were based on quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs are observable and, as a result, are classified as Level 2 inputs. See Note 9 for further discussion on fair value measurements and classifications.
As of June 30, 2016, we were in compliance with the covenants contained in our credit facilities.

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
COMMODITY DERIVATIVE INSTRUMENTS
As of June 30, 2016, we had outstanding natural gas swap contracts to hedge forecasted purchases with an aggregate notional amount of 29 million mmBTUs (millions of British Thermal Units). All of these contracts mature by December 31, 2019. For contracts designated as cash flow hedges, the pre-tax net unrealized loss that remained in accumulated other comprehensive income (loss), or AOCI, as of June 30, 2016 was $5 million and as of December 31, 2015 was $19 million. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first six months of both 2016 and 2015. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a quarterly basis.
Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was $0 million as of June 30, 2016 and a $2 million unrealized loss as of December 31, 2015.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $122 million as of June 30, 2016, and they mature by December 31, 2017. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first six months of both 2016 and 2015. Gains and losses on the contracts are reclassified into earnings when the underlying forecasted transactions affect earnings. The fair value of these contracts that remained in AOCI was an unrealized net pre-tax loss of $2 million as of June 30, 2016 and an unrealized net pre-tax gain of $8 million as of December 31, 2015.
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of June 30, 2016, our derivatives were in a $7 million net liability position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
All of our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As required by certain of our agreements, we had $13 million of collateral posted with our counterparties related to our derivatives as of June 30, 2016. Amounts paid as cash collateral are included in "Receivables" on our accompanying consolidated balance sheets.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our accompanying consolidated balance sheets, based on their fair value as of the balance sheet date.

FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the consolidated statements of income for the three months ended June 30, 2016 and 2015.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$7	$1	Cost of products sold	$(5)	$(4)
Foreign exchange contracts	—	(2)	Cost of products sold	2	1
Total	$7	$(1)		$(3)	$(3)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2016	2015
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$1	$—
Total		$1	$—
The following are the pretax effects of derivative instruments on the consolidated statements of income for the six months ended June 30, 2016 and 2015.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$2	$(4)	Cost of products sold	$(10)	$(7)
Foreign exchange contracts	(6)	3	Cost of products sold	4	2
Total	$(4)	$(1)		$(6)	$(5)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2016	2015
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$—	$(1)
Total		$—	$(1)

The following are the fair values of derivative instruments and the location on our accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		6/30/16	12/31/15		6/30/16	12/31/15
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$3	$1	Accrued expenses	$7	$15
Commodity contracts	Other assets	3	—	Other liabilities	4	5
Foreign exchange contracts	Other current assets	1	8	Accrued expenses	2	—
Foreign exchange contracts	Other assets	—	—	Other liabilities	1	—
Total derivatives in cash flow hedging relationships		$7	$9		$14	$20

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$—	$—	Accrued expenses	$—	$2
Total derivatives not designated as hedging instruments		$—	$—		$—	$2
Total derivatives	Total assets	$7	$9	Total liabilities	$14	$22
As of June 30, 2016, we had no derivatives designated as fair value hedges or net investment hedges.

9.     Fair Value Measurements
Certain assets and liabilities are required to be recorded at fair value. There are three levels of inputs that may be used to measure fair value. Level 1 is defined as observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities that a company has the ability to access. Level 2 is defined as inputs, other than the quoted prices included in Level 1, which are observable for the asset or liability, either directly or indirectly. Level 3 is defined as unobservable inputs for the asset or liability which is typically based on a company's own assumptions where there is little, if any, related market data available.
The cash equivalents and equity mutual funds shown in the table below primarily consist of money market funds that are valued based on quoted prices in active markets and, as a result, are classified as Level 1. We use quoted prices, other readily observable market data and internally developed valuation models when valuing our marketable securities and derivatives and have classified them as Level 2. Marketable securities are valued using income and market value approaches and values are based on quoted prices or other observable market inputs received from data providers. The valuation process may include pricing matrices, or prices based upon yields, credit spreads or prices of securities of comparable quality, coupon, maturity and type. Derivatives are valued using the income approach including discounted-cash-flow models or a Black-Scholes option pricing model and readily observable market data. The inputs for the valuation models are obtained from data providers and include end-of-period spot and forward natural gas prices, foreign currency exchange rates, natural gas price volatility and LIBOR and swap rates for discounting the cash flows implied from the derivative contracts.
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	6/30/16	12/31/15	6/30/16	12/31/15	6/30/16	12/31/15	6/30/16	12/31/15
Cash equivalents	$232	$223	$59	$25	$—	$—	$291	$248
Equity mutual funds	4	4	—	—	—	—	4	4
Marketable securities:
Corporate debt securities	—	—	136	134	—	—	136	134
U.S. government and agency debt securities	—	—	51	57	—	—	51	57
Asset-backed debt securities	—	—	2	21	—	—	2	21
Certificates of deposit	—	—	21	15	—	—	21	15
Municipal debt securities	—	—	—	3	—	—	—	3
Derivative assets	—	—	7	9	—	—	7	9
Derivative liabilities	—	—	(14)	(22)	—	—	(14)	(22)

10.    Employee Retirement Plans
The components of net pension and postretirement benefit costs are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(millions)	2016	2015	2016	2015
Pension:
Service cost of benefits earned	$12	$12	$23	$25
Interest cost on projected benefit obligation	17	17	34	34
Expected return on plan assets	(22)	(21)	(44)	(42)
Settlement	—	—	2	—
Net amortization	4	10	9	19
Net pension cost	$11	$18	$24	$36
Postretirement:
Service cost of benefits earned	$—	$—	$1	$1
Interest cost on projected benefit obligation	2	2	3	3
Net amortization	(7)	(8)	(14)	(16)
Net postretirement benefit	$(5)	$(6)	$(10)	$(12)
During the first six months of 2016, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $6 million to our pension plan in Canada, and $5 million, in aggregate, to certain other domestic pension plans. We expect to make total contributions to our pension plans in 2016 of approximately $65 million.
11.    Share-Based Compensation
During the first six months of 2016, we granted share-based compensation in the form of market share units, or MSUs, performance shares, and restricted stock units, or RSUs, to eligible participants under our Long-Term Incentive Plan and 2016 Long-Term Incentive Plan that was approved at our 2016 annual meeting of stockholders. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates and the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures. Awards granted during the first six months of 2016, weighted average fair value, and assumptions used to determine fair value were as follows:

	MSUs	Performance Shares	RSUs
Awards granted	800,834	213,626	46,000
Weighted average fair value	$19.59	$21.10	$21.84
Expected volatility	34.02%	34.02%	N/A
Risk-free rate (a)	0.86%	0.86%	N/A
Expected term (in years) (b)	2.95	2.95	N/A
Expected dividends	—	—	N/A

(a)	The risk-free rate was based on zero coupon U.S. government issues at the time of grant.

(b)	The expected term represents the period from the valuation date to the end of the performance period.

MARKET SHARE UNITS
The MSUs granted during the first six months of 2016 generally vest after a three-year period based on our actual stock price performance during such period. The number of MSUs earned will vary from zero to 150% of the number of MSUs awarded depending on the actual performance of our stock price. In the case of termination of employment due to death, disability or retirement during the performance period, vesting will be pro-rated based on the number of full months employed in 2016. Each MSU earned will be settled in common stock at the end of the three-year period. MSUs may vest earlier in the case of a change in control in most circumstances only if there is also a related loss of employment or diminution of duties.
We estimated the fair value of each MSU granted on the date of grant using a Monte Carlo simulation that used the assumptions noted in the table above. Volatility was based on stock price history immediately prior to grant for a period commensurate with the expected term.

PERFORMANCE SHARES
The performance shares granted during the first six months of 2016 generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from zero to 200% of the number of performance shares awarded depending on that relative performance. Generally, vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, or retirement. Each performance share earned will be settled in common stock at the end of the three-year period.
We estimated the fair value of each performance share granted on the date of grant using a Monte Carlo simulation that used the assumptions noted in the table above. Volatility was based on stock price history immediately prior to grant for a period commensurate with the expected term.
RESTRICTED STOCK UNITS
The RSUs granted during the first six months of 2016 vest after a specified number of years from the date of grant or at a specified date, subject to cliff vesting. Generally, RSUs may vest earlier in the case of death, disability, or a change in control, provided that RSUs will vest upon a change in control in most circumstances only if there is also a related loss of employment or diminution of duties. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grant.
12.    Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	June 30, 2016	December 31, 2015
Finished goods	$228	$210
Work in progress	36	36
Raw materials	67	68
Total	$331	$314
ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Six months ended June 30,
(millions)	2016	2015
Balance as of January 1	$119	$123
Accretion expense	4	4
Changes in estimated cash flows	—	(1)
Liabilities settled (a)	(2)	(1)
Foreign currency translation	1	(2)
Balance as of June 30	$122	$123
(a) Liabilities settled for the six months ended June 30, 2016 includes a $2 million liability that was relieved in conjunction with the sale of a surplus property.
ACCRUED INTEREST
Interest accrued on our debt as of June 30, 2016 and December 31, 2015 was $44 million and $45 million, respectively, and is included in "Accrued expenses" on our accompanying consolidated balance sheets.
ASSET DISPOSITIONS
In the second quarter of 2016, we recorded a gain of $11 million, or $7 million net of tax, on the sale of a surplus property. The sale relieved the Company of an asset retirement obligation, as noted in the above table, and included the sale of raw material inventory on hand at the surplus location. The pre-tax gain was recorded in cost of products sold within our Gypsum segment.

13.    Accumulated Other Comprehensive Income (Loss)
Changes in the balances of each component of AOCI for the six months ended June 30, 2016 and 2015 were as follows:

	Derivatives		Defined Benefit Plans		Foreign Currency Translation		AOCI
(millions)	2016	2015	2016	2015	2016	2015	2016	2015
Balance as of January 1	$20	$16	$(221)	$(302)	$(113)	$(52)	$(314)	$(338)
Other comprehensive loss before reclassifications, net of tax	(4)	(1)	(6)	(2)	(12)	(39)	(22)	(42)
Less: Amounts reclassified from AOCI, net of tax	(4)	(5)	(1)	(3)	—	—	(5)	(8)
Net other comprehensive income (loss)	—	4	(5)	1	(12)	(39)	(17)	(34)
Balance as of June 30	$20	$20	$(226)	$(301)	$(125)	$(91)	$(331)	$(372)

Amounts reclassified from AOCI, net of tax, for the three and six months ended June 30, 2016 and 2015, were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2016	2015	2016	2015
Derivatives
Net reclassification from AOCI for cash flow hedges included in cost of products sold	$(3)	$(3)	$(6)	$(5)
Less: Income tax benefit on reclassification from AOCI included in income tax (expense) benefit	(1)	—	(2)	—
Net amount reclassified from AOCI	$(2)	$(3)	$(4)	$(5)

Defined Benefit Plans
Net reclassification from AOCI for amortization of prior service benefit included in cost of products sold	$(2)	$(1)	$(4)	$(2)
Net reclassification from AOCI for amortization of prior service cost included in selling and administrative expenses	—	(1)	2	(2)
Less: Income tax benefit on reclassification from AOCI included in income tax (expense) benefit	(1)	—	(1)	(1)
Net amount reclassified from AOCI	$(1)	$(2)	$(1)	$(3)

We estimate that we will reclassify a net $3 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

14. Income Taxes
In the second quarter of 2016, we recorded income tax expense of approximately $38 million. The income tax expense for the three months reflects taxes from federal, foreign, state and local jurisdictions. Our effective tax rate was 33.9%. Our effective tax rate was lower than the U.S. statutory rate primarily because of earnings realized in countries that had lower statutory tax rates and because of our equity method income, which is recorded net of tax. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States.
In the six months ended June 30, 2016, we recorded income tax expense of $68 million reflecting taxes from federal, foreign, state and local jurisdictions. Our effective tax rate for the first six months was 32.5%.
As of June 30, 2016, we had federal net operating loss, or NOL, carryforwards of approximately $1.592 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032, none of which are subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal AMT credit carryforwards of approximately $40 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $1.707 billion would need to be generated during the period before their expiration.
As of June 30, 2016, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $223 million, of which $26 million will expire in 2016. The remainder will expire if unused in years 2017 through 2035. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of June 30, 2016, against which we have maintained a valuation allowance.
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
Based on our evaluation, during the first six months of 2016, we made no adjustments to the valuation allowance against our deferred tax assets of $75 million, which relates to certain NOLs that we anticipate will not be used prior to their expiration.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change” which can result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation that may be carried over to later years within the allowed NOL carryforward period. Over the entire carryforward period, we may not be able to use all our NOLs due to the aforementioned annual limitation. If an ownership change had occurred as of June 30, 2016, our annual U.S. federal NOL utilization would have been limited to approximately $89 million per year.

15. Litigation
WALLBOARD PRICING LAWSUITS
In the first quarter of 2015, USG, United States Gypsum Company, L&W Supply Corporation, and seven other wallboard manufacturers were named as defendants in a lawsuit filed in federal court in California by twelve homebuilders alleging that since at least September 2011, U.S. wallboard manufacturers conspired to fix and raise the price of gypsum wallboard sold in the United States and to effectuate the alleged conspiracy by ending the practice of providing job quotes on wallboard. The lawsuit was transferred to the United States District Court for the Eastern District of Pennsylvania under the title In re: Domestic Drywall Antitrust Litigation, MDL No. 2437. In the second quarter of 2016, the Court dismissed with prejudice the portions of the homebuilders’ complaint alleging a conspiracy in 2014 and 2015, ruling that there were insufficient factual allegations to allow such a claim to go forward. The homebuilders are attempting to appeal from this ruling. The homebuilders' claims alleging a conspiracy prior to 2014 have not been dismissed, and the case proceeds as to those claims.
Beginning in the third quarter of 2013, class action lawsuits making similar allegations with regard to Canada were filed in Quebec, Ontario and British Columbia courts on behalf of purchasers of wallboard in Canada and naming USG Corporation, United States Gypsum Company, CGC Inc., and other wallboard manufacturers as defendants.
We believe that the cost, if any, of resolving the homebuilders’ lawsuit and Canadian class action litigation will not have a material effect on our results of operations, financial position or cash flows.
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of both June 30, 2016 and December 31, 2015, we had an accrual of $16 million for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our results of operations, financial position or cash flows.
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

16. Gypsum Transportation Limited
We exited our shipping operations in the second quarter of 2015. In November 2015, we entered into a release and debt settlement agreement (Settlement Agreement) to recover a portion of our loss incurred when our former trading partner ceased performing under the contract in the fourth quarter of 2014. The Settlement Agreement required payments totaling $14 million beginning in December 2015. The payments received to settle a $9 million loss on the outstanding trade receivable was recorded as a benefit to our consolidated statements of income when we determined the payments to be probable. We recorded a recovery of $6 million in the fourth quarter of 2015 and $8 million in the first quarter of 2016. With the payments received in the first quarter, the total recovery under the Settlement Agreement is complete.
For the six months ended June 30, 2016, the recovery is presented as $3 million within "Recovery of receivable", $1 million within "Interest income" and $4 million within "Other income, net" on our consolidated statement of income.
GTL recorded operating profit of $0 million and $3 million for the three and six months ended June 30, 2016, respectively, compared with operating profit of $1 million for both the three and six months ended June 30, 2015.

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
Overview
We are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first six months of 2016:

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
Geographic Information: For the first six months of 2016, we recorded $1.972 billion of net sales in our consolidated statements of income, of which approximately 86% were attributable to the United States, approximately 10% were attributable to Canada and other foreign countries accounted for the remaining 4%. Net sales for UBBP for the first six months of 2016 were $502 million, of which approximately 36% were attributable to Australia, 20% to South Korea, 14% to Thailand, 10% to China, and 20% to other foreign countries.
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
For the new residential construction market in the United States, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products into a single family home typically follows a housing start by 90 to 120 days. In June 2016, the seasonally-adjusted annualized rate of housing starts reported by the U.S. Census Bureau was 1,189,000 units. This is an increase from the May 2016 rate of 1,135,000 and the June 2015 rate of 1,174,000. In comparison, housing starts for all of 2015 were 1,111,900 units. Most industry analysts believe that the recovery in new residential construction will continue, although the recovery over the next few years may be modest, and that over the longer term housing starts will begin to reach historical averages. Industry analysts’ forecasts for 2016 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 1,160,000 to 1,230,000 units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. We currently estimate that 2016 housing starts in the United States will be 1,200,000.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to the most recent construction market forecast from Dodge Data & Analytics, total floor space for which new nonresidential construction contracts were signed in the United States decreased 6% in 2015 compared with 2014. This followed a 14% increase in 2014 compared with 2013 and a 12% increase in 2013 compared with 2012. Dodge Data & Analytics forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 6% in 2016 from the 2015 level. Dodge Data & Analytics' forecast includes several building types which do not generate significant demand for our products; therefore, we anticipate new nonresidential construction growth in our business sectors in 2016 compared to 2015 will increase at least 3%.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States were 5.26 million units in 2015, reflecting a 6% increase from the 2014 level of 4.94 million units. The seasonally adjusted annual rate of existing home sales was 5.57 million units in June 2016, which is 3% higher than the revised rate of 5.41 million in June 2015 and is the highest annual rate since February 2007. The generally rising levels of existing home sales and home resale values in recent years have contributed to an increase in demand for our products from the residential repair and remodel market. We currently estimate that overall repair and remodel spending in 2016, compared to 2015, will increase by mid single digits.
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
Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 12.2 billion square feet in the first six months of 2016, up approximately 16% compared with 10.6 billion square feet in the first six months of 2015. We estimate that industry shipments in the United States for all of 2016 will be in the range of approximately 23.9 to 24.3 billion square feet, up approximately 7 to 9% from 22.3 billion square feet in 2015.
There is excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 32.8 billion square feet as of January 1, 2016. We estimate that the industry capacity utilization rate was approximately 74% and 63% during the first six months of 2016 and 2015, respectively. Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2016, but the magnitude of any increase will depend on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will experience a an increase of low-to-mid single digits in 2016 compared to 2015. We could experience pressure on gypsum wallboard selling prices and our gross margins at such low levels of capacity utilization.
U.S. Gypsum implemented a price increase for wallboard on March 28, 2016. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices. If we are unable to maintain our price increases, our net sales and operating profit may be materially and adversely impacted.
CURRENCY IMPACT
Currency impacts on consolidated and segment results have been derived by translating current period results at the quarter-to-date average foreign currency rates for the period ended June 30, 2015.

Consolidated Results of Operations

(dollars in millions, except per-share data)	2016	2015	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended June 30:
Net sales	$1,002	$970	$32	3%
Cost of products sold	790	787	(3)	—%
Gross profit	212	183	29	16%
Selling and administrative expenses	79	79	—	—%
Gain on disposal of shipping operations, net	—	(1)	(1)	(100)%
Operating profit	133	105	28	27%
Income from equity method investments	16	14	2	14%
Interest expense	(38)	(40)	2	5%
Interest income	1	—	1	*
Loss on extinguishment of debt	(2)	—	(2)	*
Other income, net	2	1	1	100%
Income before income taxes	112	80	32	40%
Income tax expense	(38)	(1)	(37)	*
Net income	$74	$79	$(5)	(6)%
Diluted earnings per share	$0.50	$0.54	$(0.04)	(7)%

Six months ended June 30:
Net sales	$1,972	$1,879	$93	5%
Cost of products sold	1,565	1,543	(22)	(1%)
Gross profit	407	336	71	21%
Selling and administrative expenses	150	156	6	4%
Recovery of receivable	(3)	—	3	*
Gain on disposition of shipping operations, net	—	(1)	(1)	(100)%
Operating profit	260	181	79	44%
Income from equity method investments	23	22	1	5%
Interest expense	(78)	(83)	5	6%
Interest income	3	1	2	*
Loss on extinguishment of debt	(4)	(19)	15	79%
Other income, net	5	—	5	*
Income before income taxes	209	102	107	*
Income tax (expense) benefit	(68)	1	(69)	*
Net income	$141	$103	$38	37%
Diluted earnings per share	$0.95	$0.70	$0.25	36%

*not meaningful
NET SALES
Consolidated net sales for the second quarter of 2016 increased $32 million, or 3%, from the second quarter of 2015. This reflected higher net sales across our Gypsum, Ceilings and Distribution segments due primarily to increased volumes. Sales for our Gypsum segment increased 3% which reflected higher shipments of Sheetrock® brand gypsum wallboard, Sheetrock® brand joint compound, Durock® brand cement backerboard and Levelrock® brand gypsum underlayment. These increases in shipments in Gypsum were offset by a 1% reduction in average selling price for wallboard due primarily to changes in product mix and regional pricing differences. The increase in net sales of 5% for our Ceilings segment was primarily due to higher shipments of ceiling grid and increased average selling price for ceiling tile. Sales for our Distribution segment increased 6% due to higher volumes of gypsum wallboard and increased sales of metal products and adjacent products. Additionally, on a consolidated basis, we estimate that the net sales were negatively impacted by currency translation of $10 million.
Consolidated net sales for the first six months of 2016 increased $93 million, or 5%, compared with the first six months of 2015. The increase reflected higher sales for our Gypsum, Ceilings and Distribution segments. The increase of 6% in net sales for our Gypsum segment reflected higher volumes for Sheetrock® brand gypsum wallboard, Sheetrock® brand joint compound, Durock® brand cement backerboard and Levelrock® brand gypsum underlayment. The increase in our Ceilings net sales of 3% primarily reflected higher shipments of ceiling grid. The increased sales of 6% for our Distribution segment were due to higher volumes of gypsum wallboard and increased sales of metal products and adjacent products. Additionally, on a consolidated basis, we estimate that the sales were negatively impacted by currency translation of $24 million.
GROSS PROFIT
Gross profit for the second quarter of 2016 increased $29 million, or 16%, compared with the second quarter of 2015. Gross profit as a percentage of net sales was 21.2% for the second quarter of 2016, compared with 18.9% for the second quarter of 2015. The increase reflected margin expansion for our Gypsum, Ceilings, and Distribution segments driven by higher shipments and reflected higher average selling price for ceiling tile and lower per unit costs for Sheetrock® brand joint compound and ceiling grid. Also driving the increase in gross profit was an $11 million gain on the sale of a surplus property.
Gross profit for the first six months of 2016 increased $71 million, or 21%, compared with the first six months of 2015. Gross profit as a percentage of net sales was 20.6% for the first six months of 2016, compared with 17.9% for the first six months of 2015. The increase reflected higher shipments across all our Gypsum, Ceilings, and Distribution segments and an $11 million gain on the sale of surplus a property.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $79 million in the second quarter of 2016 compared to $79 million in the second quarter of 2015. As a percentage of net sales, selling and administrative expenses decreased to 7.9% for the second quarter of 2016 from 8.1% for the second quarter of 2015. The decrease as a percentage of sales reflected lower net compensation cost, marketing costs and management's continued focus on managing discretionary spend.
Selling and administrative expenses totaled $150 million in the first six months of 2016 compared to $156 million in the first six months of 2015. As a percentage of net sales, selling and administrative expenses decreased to 7.6% for the first six months of 2016 from 8.3% for the first six months of 2015. The decrease as a percentage of sales reflected lower net compensation cost, marketing costs and management's continued focus on managing discretionary spend.
RECOVERY ON RECEIVABLE
In the first quarter of 2016, we received the remaining payments under a settlement agreement with our former trading partner of which $3 million represented a recovery of a previously deemed uncollectible receivable. The remaining payments received under the settlement agreement were recorded in "Interest income" and "Other income, net." See Note 16 to the consolidated financial statements for additional information.
GAIN ON DISPOSAL OF SHIPPING OPERATIONS, NET
During the second quarter of 2015, we recorded a net gain on the disposal of our shipping operations of $1 million. This reflected a gain on sale of our two self-unloading vessels of $7 million and charges to wind down our shipping operations of $6 million.
INCOME FROM EQUITY METHOD INVESTMENTS
Income from equity method investments, primarily UBBP, in the second quarter of 2016 was $16 million, an increase of $2 million, or 14% from the second quarter of 2015. This reflected improved operating results for the USG Boral joint ventures due to higher margins in South Korea, Vietnam, and Australia and a decrease in variable costs and administrative expenses offset by an unfavorable impact of foreign currency of $1 million.
Income from equity method investments in the first six months of 2016 was $23 million, an increase of $1 million, or 5%, from the first six months of 2015. This reflected improved operating results for the USG Boral joint ventures due to higher margins in Korea, Vietnam, and Australia and a decrease in variable costs and administrative expenses offset by an unfavorable impact of foreign currency of $2 million.
INTEREST EXPENSE
Interest expense was $38 million in the second quarter of 2016, down $2 million, or 5%, from the second quarter of 2015, and was $78 million in the first six months of 2016, down $5 million, or 6%, from the first six months of 2015. The decrease in interest expense for both comparative periods was driven by the 2016 open market repurchases of our 6.3% Senior Notes due 2016, referred to as the 6.3% Notes; the February 2015 repurchase of our 8.375% Senior Notes due 2018, referred to as the 8.375% Notes; and the second quarter 2015 repayment of our ship mortgage facility offset by the issuance of our 5.5% Senior Notes due 2025 in the first quarter of 2015.

LOSS ON EXTINGUISHMENT OF DEBT
In the second quarter and first six months of 2016, we recorded a loss of $2 million and $4 million, respectively, on the extinguishment of debt, including premiums, in connection with the open market purchases of the 6.3% Notes and write-off of deferred financing fees. In the first quarter of 2015, we recorded a $19 million loss on the extinguishment of debt in connection with the tender offer and repurchase of our 8.375% Notes. See Note 7 to the consolidated financial statements for additional information.
OTHER INCOME, NET
In the second quarter, we recorded $2 million of other income, net, which primarily reflected net gains on foreign currency transactions. In the first six months of 2016, we recorded $5 million of other income, net, which included net gains on foreign currency transactions and the receipt of the remaining payments under a settlement agreement with our former trading partner of which $4 million was recorded as other income. See Note 16 to the consolidated financial statements for additional information.
INCOME TAX (EXPENSE) BENEFIT
We recorded income tax expense of $38 million in the second quarter of 2016 from federal, foreign, state and local jurisdictions. Our effective tax rate was 33.9% for the second quarter of 2016. In the second quarter of 2015, we recorded an income tax expense of $1 million resulting in an effective tax rate of 1.3% reflecting the effects of the full valuation allowance against our U.S. deferred tax assets at that time.
We recorded income tax expense of $68 million for the first six months of 2016 from federal, foreign, state and local jurisdictions. Our effective tax rate was 32.5% for the first six months of 2016. We recorded an income tax benefit in the first six months of 2015 of $1 million resulting in an effective tax rate of (1.0)% reflecting the effects of the full valuation allowance against our U.S. deferred tax assets at the time.

Segment Results of Operations
GYPSUM
Net sales and operating profit (loss) for the businesses comprising our Gypsum segment were as follows:

	Three months ended June 30:				Six months ended June 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2016	2015	$	%	2016	2015	$	%
Net sales:
United States	$538	$516	$22	4%	$1,081	$993	$88	9%
Canada	86	87	(1)	(1)%	168	163	5	3%
Mexico / Latin America	49	48	1	2%	93	96	(3)	(3)%
Canadian Mining	—	2	(2)	(100)%	—	2	(2)	(100)%
Gypsum Transportation Limited	—	—	—	—%	—	10	(10)	(100)%
Eliminations	(38)	(36)	(2)	(6)%	(72)	(70)	(2)	(3)%
Total	$635	$617	$18	3%	$1,270	$1,194	$76	6%

Operating profit (loss):
United States	$107	$91	$16	18%	$210	$157	$53	34%
Canada	5	3	2	67%	11	4	7	*
Mexico / Latin America	4	5	(1)	(20)%	6	9	(3)	(33)%
Canadian Mining	(3)	(2)	(1)	(50)%	(6)	(5)	(1)	(20)%
Gypsum Transportation Limited	—	1	(1)	(100)%	3	1	2	*
Total	$113	$98	$15	15%	$224	$166	$58	35%
* Not meaningful

United States: Net sales in the second quarter of 2016 were $538 million, up $22 million, or 4%, compared with the second quarter of 2015. The increase in net sales was due to the following:

			Volume		Price
(millions)	$	%	$	%	$	%
Change to Q2 2016 from Q2 2015
Sheetrock® brand gypsum wallboard	$3	2%	$6	3%	$(3)	(1)%
Sheetrock® brand joint compound	3	3%	4	4%	(1)	(1)%
Durock® brand cement board	2	8%	2	8%	—	—%
Levelrock® brand gypsum underlayment	3	19%	3	19%	—	—%
Other	11
Total increase in net sales	$22	4%
The increase of $3 million from the second quarter of 2015 to the second quarter of 2016 in Sheetrock® brand gypsum wallboard reflected an increase in shipments offset by lower average selling price. The increased volumes were driven by higher shipments into our core channels of distribution which includes big box retailers, specialty dealers, pro dealers, and manufactured housing. Our premium Sheetrock® Brand UltraLight Panels accounted for 66% of all of our wallboard shipments during the second quarter of 2016, compared to 64% in the second quarter of 2015. The decrease in average selling prices primarily reflected changes in product mix and regional pricing differences.
Sales of Sheetrock® brand joint compound increased $3 million on increased volume driven by the shipments to specialty dealers. Sales of Durock® brand cement board increased $2 million which reflected higher volumes of 8% primarily across home improvement and tile and flooring channels. Sales of Levelrock® brand gypsum underlayment increased by $3 million driven by higher volume. The increase in Other reflected higher sales of other surfaces and substrates products of $10 million, including Fiberock® brand backerboard, Durock® brand cement tile backerboard, structural panel concrete roofing, Securock® brand glass-mat roof boards, and an increase in freight of $2 million which is reflective of higher sales offset by an adjustment of $2 million to customer reserves.

Operating profit of $107 million was recorded in the second quarter of 2016 compared to $91 million recorded in the second quarter of 2015. The increase of $16 million in operating profit reflected the following:

		Volume	Price	Cost
(millions)	$	$	$	$
Change to Q2 2016 from Q2 2015
Sheetrock® brand gypsum wallboard	$(2)	$3	$(3)	$(2)
Sheetrock® brand joint compound	2	1	(1)	2
Durock® brand cement board	1	1	—	—
Levelrock® brand gypsum underlayment	1	3	—	(2)
Other	14
Total increase in operating profit	$16
The increase in operating profit reflected gross profit improvement for Sheetrock® brand joint compound, Durock® brand cement board and Levelrock® brand gypsum underlayment offset by lower gross profit for Sheetrock® brand gypsum wallboard. The decrease in gross profit for Sheetrock® brand gypsum wallboard reflected lower average selling price and higher cost per unit offset by higher volume. The lower average selling price for Sheetrock® brand gypsum wallboard was due to changes in product mix and regional pricing differences. The higher per unit cost for Sheetrock® brand gypsum wallboard reflected an increase in per unit cost of 4% for raw materials driven by waste paper and rock and synthetic gypsum and 7% for conversion costs driven by higher labor costs. This was offset by a decrease in per unit cost of 13% in energy driven lower natural gas prices.
The increased gross profit for Sheetrock® brand joint compound reflected lower per unit cost driven by raw material optimization and lower fixed costs due to increased volumes. The increase in gross profit of both Durock® brand cement board and Levelrock® brand gypsum underlayment was driven by higher volumes.
The increase in Other reflected the following:

•	improved profitability of the portfolio of substrates products of $4 million including Securock® brand glass mat roof boards and Fiberock® brand backerboard,

•	a gain recorded on the sale of surplus property of $11 million,

•	lower selling and administrative costs of $1 million due to lower pension costs and marketing expenses offset by higher services and fees, and offset by a $2 million adjustment to customer reserves.
Canada: Net sales in the second quarter of 2016 were $86 million, a decrease of $1 million from $87 million in the second quarter of 2015. The change in sales reflected higher sales of gypsum wallboard of $2 million and other products of $1 million offset by an unfavorable impact of currency of $4 million. The increase in sales of gypsum wallboard was driven by an increase of 6% in average selling price offset by a decrease of 1% in volume. Operating profit in the second quarter of 2016 was $5 million, an increase of $2 million from the second quarter of 2015. The increase was driven by improved gross profit for gypsum wallboard of $2 million and other products of $1 million. Also impacting operating profit was lower selling and administrative costs of $1 million offset by $2 million of an unfavorable impact of currency.
Mexico / Latin America: Net sales for our gypsum businesses in Mexico and Latin America were $49 million for the second quarter of 2016, an increase of $1 million from the second quarter of 2015. The increase reflected higher sales of gypsum wallboard, joint treatment and drywall steel offset by the unfavorable impact due to fluctuations in currency of $5 million. Operating profit decreased to $4 million in the second quarter of 2016 from $5 million in the second quarter of 2015 due to the unfavorable impact of foreign currency of $1 million.
Canadian Mining: Net sales for our mining operation in Canada were $0 million for the second quarter of 2016 and $2 million for the second quarter of 2015. Operating loss was $3 million for the second quarter of 2016 and $2 million for the second quarter of 2015.
Gypsum Transportation Limited: There were no sales for our shipping company, Gypsum Transportation Limited, or GTL, for the second quarter of 2016 or 2015, which reflected the completion of our short-term shipping contract in March 2015. No similar contract was entered into in 2016 as we sold our vessels in April 2015. GTL recorded no operating profit for the second quarter of 2016 which was a decrease of $1 million from the second quarter of 2015. The $1 million in operating profit in the second quarter of 2015 reflected the gain recorded on the sale of our ships offset by charges incurred to wind down our shipping operations.
CEILINGS
Net sales and operating profit for the businesses comprising our Ceilings segment were as follows:

	Three months ended June 30:				Six months ended June 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2016	2015	$	%	2016	2015	$	%
Net sales:
United States	$126	$121	$5	4%	$245	$236	$9	4%
Canada	14	14	—	—%	27	28	(1)	(4)%
Mexico / Latin America	8	8	—	—%	16	17	(1)	(6)%
Eliminations	(11)	(12)	1	8%	(26)	(27)	1	4%
Total	$137	$131	$6	5%	$262	$254	$8	3%

Operating profit:
United States	$30	$23	$7	30%	$57	$42	$15	36%
Canada	2	1	1	100%	3	2	1	50%
Mexico / Latin America	1	1	—	—%	2	2	—	—%
Total	$33	$25	$8	32%	$62	$46	$16	35%

United States: Net sales for our domestic ceilings business in the second quarter of 2016 were $126 million, an increase of $5 million, or 4%, from the second quarter of 2015. The increase reflected the following:

			Volume		Price
(millions)	$	%	$	%	$	%
Change to Q2 2016 from Q2 2015
Ceiling grid	$3	8%	$3	8%	$—	—%
Ceiling tile	2	2%	—	—%	2	2%
Total increase in net sales	$5	4%
The increase of $3 million in sales of ceiling grid reflected higher volume. The increase of $2 million in ceiling tile reflected increases in average selling price.
Operating profit was $30 million for the second quarter of 2016, an increase of $7 million, or 30%, from the second quarter of 2015. The increase reflected the following:

		Volume	Price	Cost
(millions)	$	$	$	$
Change to Q2 2016 from Q2 2015
Ceiling grid	$4	$1	$—	$3
Ceiling tile	2	1	2	(1)
Other	1
Total increase in operating profit	$7
The increase in operating profit reflected an increase in gross profit for both ceiling grid and ceiling tile. Improved gross profit for ceiling grid reflected higher volumes and decreased per unit costs. The decrease in cost for ceiling grid was driven by lower steel costs as a result of our advanced purchase of steel, which has partially lessened the impact of rising steel prices,and lower fixed costs due to increased volumes. The higher gross profit for ceiling tile reflected an increase in per unit average selling price offset by an increase in per unit cost, which was driven by higher raw material costs. Also driving an increase in operating profit was a decrease in selling and administrative expenses due primarily to lower pension and marketing costs.
Canada:  Net sales of $14 million for the second quarter of 2016 remained unchanged as compared to the second quarter of 2015. Sales of ceiling tile increased $1 million offset by an unfavorable impact of currency of $1 million. Operating profit was $2 million for the second quarter of 2016, an increase of $1 million from the second quarter of 2015, which reflected higher gross profit for ceiling tile offset by $1 million of unfavorable currency.
Mexico / Latin America: Net sales of $8 million for the second quarter of 2016 were unchanged compared to the second quarter of 2015. Operating profit of $1 million remained unchanged from the second quarter of 2015.
DISTRIBUTION
Net sales and operating profit for our Distribution segment, which consists of L&W Supply, were as follows:

	Three months ended June 30:				Six months ended June 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2016	2015	$	%	2016	2015	$	%
Net sales	$386	$364	$22	6%	$743	$698	$45	6%
Operating profit	15	9	6	67%	26	13	13	100%

*not meaningful

L&W Supply’s net sales in the second quarter of 2016 were $386 million, up $22 million or 6%, compared with the second quarter of 2015. Same store net sales for the second quarter of 2016 were up 8% compared with the second quarter of 2015. Net sales of gypsum wallboard increased $12 million, or 8% due to an 8% increase in gypsum wallboard volume. Net sales of non-wallboard products also increased over the second quarter of the prior year led by an increase in metal products of $5 million and joint treatment of $1 million. The remaining increase of $4 million reflected increases in net sales of other adjacent products.
Operating profit was $15 million in the second quarter of 2016 compared with $9 million in the second quarter of 2015. The $6 million increase in operating profit was attributable to increased gross profit of $4 million on gypsum wallboard driven by an increase in volume of 8% slightly offset by a decrease in margin of 1% and increased gross profit of $5 million for other products. While selling and administrative costs and delivery expenses increased $2 million and $1 million, respectively, as a percentage of sales, they remained flat.
L&W Supply served its customers from 136 distribution branches in the United States as of June 30, 2016.
USG BORAL BUILDING PRODUCTS
UBBP is the 50/50 joint ventures with Boral and is accounted for as equity method investments, as such net sales and operating profit are not recorded in the consolidated financial statements of USG. The following reflects the net sales and operating profit as recorded by UBBP and the equity income recorded by USG.

	Three months ended June 30:				Six months ended June 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2016	2015	$	%	2016	2015	$	%
Net sales	$273	$264	$9	3%	$502	$492	$10	2%
Operating profit	41	34	7	21%	64	57	7	12%
Income from equity method investments - UBBP	16	13	3	23%	23	21	2	10%

*not meaningful
Net sales for UBBP were $273 million in the second quarter of 2016 compared to $264 million for the second quarter of 2015. The increase of $9 million reflected increased plasterboard shipments in Korea, Vietnam, India and Australia offset by unfavorable impact of currency translation of $13 million and weaker economies in China, Indonesia and Thailand. Plasterboard shipments increased 5% to 1.19 billion square feet for the second quarter of 2016 from 1.13 billion square feet for the second quarter of 2015. Additionally, volumes of joint compound and metal studs increased 11% and 13%, respectively. Operating profit of $41 million increased $7 million in the second quarter of 2016 compared to the second quarter of 2015. Operating profit in 2016 reflected improved margins in Korea, Vietnam, and Australia and a decrease in variable costs and administrative expenses offset by an unfavorable impact of foreign currency of $2 million. Additionally, the joint venture realized synergy savings and improved market acceptance of lightweight products.
Our share of net income of UBBP, which is recorded in income from equity method investment, increased 23%. This increase reflected higher income recorded by UBBP offset by unfavorable impact of foreign currency of $1 million.
Net sales in Asia and Australasia made up approximately 65% and 35%, respectively, of total net sales for UBBP. Net sales in South Korea, China, Thailand and Indonesia represented approximately 74% of Asia's net sales and plasterboard revenue accounted for approximately 70% of Asia's net sales.
CORPORATE
The operating loss for Corporate increased to $26 million in the second quarter of 2016 compared with $24 million in the second quarter of 2015 primarily due to increased costs for long term incentive compensation.
Liquidity and Capital Resources
As of June 30, 2016, we had $689 million of cash and cash equivalents and marketable securities compared with $672 million as of December 31, 2015. See discussion below under Cash Flows for explanation of the change in cash and cash equivalents. Our total liquidity as of June 30, 2016 was $1.030 billion (including $341 million of borrowing availability under our credit facility) compared to $967 million as of December 31, 2015 (including $295 million of borrowing availability under our credit facility).
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
Total debt, consisting of senior notes and industrial revenue bonds amounted to $2.039 billion ($2.052 billion in aggregate principal amount less $13 million of unamortized original issue discount and debt issuance costs) as of June 30, 2016 and $2.175 billion ($2.189 billion in aggregate principal amount less $14 million of unamortized original issue discount and debt issuance costs) as of December 31, 2015. During the six months ended June 30, 2016, there were no borrowings under our revolving credit facility and no borrowings outstanding at period end.
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

	S&P	Moody's	Fitch
Corporate/Family rating	BB	B1	B+
Outlook	Positive	Positive	Positive
Guaranteed senior notes	BB	B1	BB
All other notes and bonds	B+	B3	B+
Report date	July 19, 2016	August 8, 2015	November 18, 2015
The credit agreement allows for the borrowing of revolving loans and issuance of letters of credit (up to a maximum of $200 million at any time outstanding, in aggregate) by USG and its subsidiaries. The maximum principal amount of revolving loans and letters of credit that may be borrowed by USG may not exceed the lesser of (1) $450 million less the amount of outstanding loans and letters of credit owed by CGC and (2) the excess of (a) the domestic borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries minus (b) the amount, if any, by which the outstanding balance of loans and letters of credit owed by CGC exceeds the CGC borrowing base determined by reference to the trade receivables and inventory of CGC and certain Canadian subsidiaries at such time. The maximum principal amount of revolving loans and letters of credit that may be borrowed by CGC at any time may not exceed the lesser of

(1) $50 million and (2) the sum of the CGC borrowing base determined by reference to the trade receivables and inventory of CGC and certain Canadian subsidiaries, plus the domestic borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries, minus the amount of outstanding loans and letters of credit owed by USG at such time.
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
The credit agreement contains a financial covenant that would require us to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 if the excess of the availability (as defined in the credit agreement) is less than an amount equal to 10% of the lesser of (a) the aggregate revolving commitment at such time and (b) the aggregate borrowing base at such time. We would be required to continue to comply with such financial covenant until the availability under the credit agreement exceeds such minimum threshold for 30 consecutive calendar days thereafter. As of June 30, 2016, our fixed charge coverage ratio was 1.67-to-1.0. Because we currently satisfy the required fixed charge coverage ratio, we are not required to maintain a minimum borrowing availability under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility were approximately $341 million.
In the first six months of 2016, we repurchased $137 million of our 6.3% Notes, in open-market purchases for an aggregate consideration, including premiums and accrued interest, of $144 million. Subsequent to June 30, 2016 and through the date of this filing, we repurchased an additional $40 million of the 6.3% Notes for an aggregate consideration of $41 million. We expect to retire all or a portion of the remaining balance of these notes with cash on hand.
Our undistributed foreign earnings as of June 30, 2016 are considered permanently reinvested with the exception of earnings associated with our shipping operations and those associated with the equity method investment in the Knauf-USG joint venture that was sold in December 2015. The amount of cash and cash equivalents held by our foreign subsidiaries was $141 million as of June 30, 2016 and would be subject to material repatriation tax effects.
CASH FLOWS
The following table presents a summary of our cash flows:

	Six months ended June 30,
(millions)	2016	2015
Net cash provided by (used for):
Operating activities	$164	$34
Investing activities	14	18
Financing activities	(141)	(46)
Effect of exchange rate changes on cash	—	(3)
Net increase in cash and cash equivalents	$37	$3
Operating Activities: Net cash provided by operating activities was higher for the first six months of 2016 compared to the first six months of 2015 due to improved gross profit and lower selling and administrative expenses. Also driving the increase in operating cash flow was improved working capital. Our net cash outflow for accounts receivable, inventories, accounts payable, and accrued expenses was lower in 2016 compared to 2015. This lower outflow reflected working capital initiatives over accounts payable and accounts receivable offset by higher inventory balances driven partially by our advanced purchases of steel prices.
As of June 30, 2016, working capital (current assets less current liabilities) amounted to $651 million, and the ratio of current assets to current liabilities was 1.78-to-1. As of December 31, 2015, working capital amounted to $409 million, and the ratio of current assets to current liabilities was 1.41-to-1.
Investing Activities: Net cash provided by investing activities was $14 million for the first six months of 2016 compared to $18 million for the first six months ended June 30, 2015. The first six months of 2015 included a deposit of $48 million into a settlement fund escrow account pursuant to settlement agreements with the direct and indirect purchaser classes in the U.S. wallboard pricing class action lawsuits, which were settled in the fourth quarter of 2014.

The cash inflow from the net activity of purchases and sales or maturities of marketable securities decreased to $20 million for the first six months ended June 30, 2016 from $71 million for the six months ended June 30, 2015. This reflected additional purchases of marketable securities in the first quarter of 2016 due to our increase in cash. Capital expenditures amounted to $28 million in the first six months of 2016 compared with $48 million in the first six months of 2015.
Approved capital expenditures for the replacement, modernization and expansion of operations totaled $64 million as of June 30, 2016 compared with $33 million as of December 31, 2015.
Financing Activities: Net cash used for financing activities for the first six months of 2016 was $141 million compared to $46 million for the first six months of 2015. The cash used in 2016 reflected $141 million paid to repurchase $137 million of our 6.3% Notes in the open market. The cash used in 2015 included $365 million paid to repurchase $350 million of our 8.375% Notes plus tender premium and $21 million paid to repay our ship mortgage facility offset by the $344 million of proceeds received from the issuance of $350 million of 5.50% Senior Notes, net of debt issuance fees.
DEFINED BENEFIT PLANS
During the first six months of 2016, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $6 million to our pension plan in Canada, and $5 million, in aggregate, to certain other domestic plans. We expect to make total contributions to our pension and postretirement plans in 2016 of approximately $65 million.
LIQUIDITY OUTLOOK
In the first six months of 2016, our investing cash outflows included $28 million of capital expenditures. In total for 2016, we plan to spend approximately $110 million on capital expenditures in the normal course of business. We expect to fund these expenditures with cash from operations or cash on hand, and, if determined to be appropriate and available, borrowings under our revolving credit facility.
Interest payments, based on our current level of outstanding debt, are expected to decrease to approximately $150 million in 2016 compared with $158 million in 2015 primarily due to the repurchase of $177 million of our 6.3% Notes in the first six months of 2016 and through the date of filing, repurchase of our 8.375% Senior Notes in the first quarter of 2015, and the repayment of our ship mortgage facility in the second quarter of 2015, offset by the issuance of our 5.5% Senior Notes in the first quarter of 2015. Additionally, as a result of the debt upgrade on July 19, 2016 from Standard & Poor's Financial Services LLC, the effective interest rate on our 7.75% Senior Notes due 2018 decreased from 9.75% to 9.5%.
The outstanding balance of $363 million of the 6.3% Notes is classified in the "Current portion of long-term debt" on our accompanying consolidated balance sheets. We expect to retire all or a portion of these notes with cash on hand. We expect to continue to evaluate opportunities to retire or repurchase the 6.3% Notes prior to their maturity on November 15, 2016 in open market purchases or privately negotiated transactions.
Since formation, UBBP was funded from its net cash flow from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund. UBBP is targeting the distribution of 50% of combined after tax profits to USG and Boral; however, this dividend may be adjusted by the UBBP Board with unanimous resolution. During the second quarter of 2016, UBBP paid cash dividends on earnings through March 2016, of which our 50% share totaled $18 million.
In the second quarter of 2016, we received $1 million from Boral for final customary working capital adjustments which resulted in a reduction of our investment. In the event certain U.S. Dollar denominated performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised first of $25 million based on performance during the first three years and then up to $50 million based on performance during the first five years. Upon inception of the joint ventures, we recorded a liability representing the present value of the first earnout payment. As of June 30, 2016, we concluded that it was no longer probable that the three-year performance target will be achieved primarily due to the strengthening of the U.S. Dollar against UBBP's functional currencies. As a result, we reversed the liability with a corresponding reduction to our investment. We have not recorded a liability for the second earnout payment as we have concluded that it is currently not probable that the five-year performance target will be achieved. See Note 2 to the consolidated financial statements for additional information.
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

Realization of Deferred Tax Asset
As of June 30, 2016, we had federal NOL carryforwards of approximately $1.592 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032. In addition, as of that date, we had federal AMT credit carryforwards of approximately $40 million that are available to reduce future regular federal income taxes over an indefinite period.
As of June 30, 2016, we had a deferred tax asset related to our state NOLs and tax credit carryforwards of $223 million, of which $26 million will expire in 2016. The remainder will expire if unused in years 2017 through 2035. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of June 30, 2016, against which we have maintained a valuation allowance.
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
As of December 31, 2015, our net deferred tax assets of $723 million were offset by a valuation allowance of $75 million. The remaining valuation allowance primarily related to certain state net operating losses that we anticipate will not be used prior to their expiration. During the first six months of 2016, consistent with the above process, we made no adjustments to the valuation allowance against our deferred tax assets of $75 million.
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
In 2015, USG, United States Gypsum Company, L&W Supply Corporation, and seven other wallboard manufacturers were named as defendants in a lawsuit filed by twelve homebuilders alleging that the defendants conspired to fix the price of wallboard sold in the United States. Earlier, in 2013, class action lawsuits making similar allegations were filed in Canada on behalf of a class of purchasers of wallboard in Canada. We believe that the cost, if any, of resolving the homebuilders’ lawsuit and Canadian class action litigation will not have a material effect on our results of operations, financial position or cash flows.
In the third quarter of 2015 United States Gypsum Company was served with a federal grand jury subpoena requesting the production of company records in connection with a federal investigation of the gypsum drywall industry. Two former employees of USG have also been served with subpoenas. We believe the investigation, although a separate proceeding, is related to the same events at issue in the litigation discussed above. We intend to fully cooperate with the grand jury investigation. We believe we acted in full compliance with the law, and we do not expect the resolution of this matter to result in any material effect on our business, financial position, liquidity or results of operations; however, we can provide no assurances as to the scope, timing, or outcome of any such investigation.
See Note 15 to the consolidated financial statements for further information regarding the foregoing lawsuits and other legal matters.

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the Securities and Exchange Commission on February 10, 2016, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2016.
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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, two of our non-employee directors deferred all or a portion of their quarterly retainer for service as a director that was payable on June 30, 2016 into a total of approximately 1,579 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.

ITEM 6. EXHIBITS

3.1	Amendment to Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.1 to USG Corporation's Current Report on Form 8-K dated May 12, 2016)

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to USG Corporation's Current Report on Form 8-K dated May 12, 2016)

10.1
USG Corporation 2016 Long-Term Incentive Plan (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 11, 2016 filed with the Securities and Exchange Commission on March 31, 2016)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of income for the three and six months ended June 30, 2016 and 2015, (2) the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, (3) the consolidated balance sheets as of June 30, 2016 and December 31, 2015, (4) the consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 and (5) notes to the consolidated financial statements. *

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
Jeanette A. Press,
Vice President, Controller and Principal Accounting Officer

July 26, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amendment to Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.1 to USG Corporation's Current Report on Form 8-K dated May 12, 2016)

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to USG Corporation's Current Report on Form 8-K dated May 12, 2016)

10.1
USG Corporation 2016 Long-Term Incentive Plan (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 11, 2016 filed with the Securities and Exchange Commission on March 31, 2016)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of income for the three and six months ended June 30, 2016 and 2015, (2) the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, (3) the consolidated balance sheets as of June 30, 2016 and December 31, 2015, (4) the consolidated statements of cash flows for the three months ended June 30, 2016 and 2015 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith