Form 10-Q
period 2016-09-30
USG CORP
filed 2016-10-25
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of September 30, 2016 was 146,079,429.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per-share and share data)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales	$767	$747	$2,283	$2,195
Cost of products sold	586	578	1,728	1,710
Gross profit	181	169	555	485
Selling and administrative expenses	74	75	213	225
Long-lived asset impairment charges	10	—	10	—
Recovery of receivable	—	—	(3)	—
Gain on disposal of shipping operations, net	—	—	—	(1)
Operating profit	97	94	335	261
Income from equity method investments	14	13	37	35
Interest expense	(37)	(40)	(115)	(123)
Interest income	—	—	3	1
Loss on extinguishment of debt	(1)	—	(5)	(19)
Other income, net	1	—	6	—
Income from continuing operations before income taxes	74	67	261	155
Income tax (expense) benefit	(18)	1	(78)	2
Income from continuing operations	56	68	183	157
Income from discontinued operations, net of tax	6	8	20	22
Net income	$62	$76	$203	$179

Earnings per average common share - basic:
Income from continuing operations	$0.39	$0.46	$1.26	$1.08
Income from discontinued operations	0.04	0.06	0.13	0.15
Net income	$0.43	$0.52	$1.39	$1.23

Earnings per average common share - diluted:
Income from continuing operations	$0.38	$0.46	$1.25	$1.07
Income from discontinued operations	0.04	0.06	0.13	0.14
Net income	$0.42	$0.52	$1.38	$1.21

Average common shares	146,043,791	145,569,692	145,892,390	145,421,798
Average diluted common shares	148,387,637	147,534,779	147,520,891	147,223,897
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(millions)
	2016	2015	2016	2015
Net income	$62	$76	$203	$179

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Loss on derivatives qualifying as cash flow hedges, net of tax expense (benefit) of ($1), $1, ($1), and $1, respectively	(2)	—	(6)	(1)
Less: Reclassification adjustment for loss on derivatives included in net income, net of tax benefit of ($1), $0, ($3), and $0, respectively	(2)	(2)	(6)	(7)
Net derivatives qualifying as cash flow hedges	—	2	—	6

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax expense (benefit) of ($4), $1, ($7), and $2, respectively	(3)	4	(9)	2
Less: Amortization of prior service cost included in net periodic pension cost, net of tax benefit of ($1), $0, ($2), and ($1), respectively	—	(3)	(1)	(6)
Net pension and postretirement benefits	(3)	7	(8)	8

Foreign currency translation:
Changes in foreign currency translation, net of tax expense of $0 in all periods	3	(52)	(9)	(91)

Other comprehensive loss, net of tax	$—	$(43)	$(17)	$(77)

Comprehensive income	$62	$33	$186	$102

See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions, except share and per share data)	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$634	$442
Short-term marketable securities	102	194
Restricted cash	—	9
Receivables (net of reserves - $13 and $9)	197	184
Inventories	228	219
Income taxes receivable	4	5
Other current assets	37	41
Assets related to discontinued operations	385	306
Total current assets	1,587	1,400
Long-term marketable securities	—	36
Property, plant and equipment (net of accumulated depreciation and depletion - $1,938 and $1,881)	1,700	1,771
Deferred income taxes	636	728
Equity method investments	674	682
Other assets	64	68
Assets related to discontinued operations	—	51
Total assets	$4,661	$4,736
Liabilities and Stockholders’ Equity
Accounts payable	$222	$208
Accrued expenses	165	186
Current portion of long-term debt	300	500
Income taxes payable	7	9
Litigation settlement accrual	—	9
Liabilities related to discontinued operations	118	80
Total current liabilities	812	992
Long-term debt	1,677	1,675
Deferred income taxes	3	5
Pension and other postretirement benefits	357	392
Other liabilities	183	216
Liabilities related to discontinued operations	—	20
Total liabilities	3,032	3,300
Preferred stock – $1 par value, authorized 36,000,000 shares; outstanding - none	—	—
Common stock – $0.10 par value; authorized 200,000,000 shares; issued: 2016 - 146,079,000 shares; 2015 - 145,667,000 shares	15	15
Additional paid-in capital	3,034	3,027
Accumulated other comprehensive loss	(331)	(314)
Retained earnings (accumulated deficit)	(1,089)	(1,292)
Total stockholders’ equity	1,629	1,436
Total liabilities and stockholders’ equity	$4,661	$4,736
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Nine months ended September 30,
	2016	2015
Operating Activities
Net income	$203	$179
Less: income from discontinued operations	20	22
Income from continuing operations	183	157

Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization	100	99
Loss on extinguishment of debt	5	19
Long-lived asset impairment charges	10	—
Recovery of receivable	(3)	—
Share-based compensation expense	14	9
Deferred income taxes	85	1
Gain on asset dispositions	(10)	(6)
Income from equity method investments	(37)	(35)
Dividends received from equity method investments	18	18
Pension settlement	3	(1)
(Increase) decrease in working capital:
Receivables	(10)	(7)
Income taxes receivable	2	(4)
Inventories	(9)	(9)
Other current assets	—	1
Payables	10	(29)
Accrued expenses	(34)	(65)
Decrease in other assets	2	4
Decrease in pension and other postretirement benefits	(47)	(33)
Decrease in other liabilities	(9)	(7)
Other, net	12	15
Net cash provided by operating activities of continuing operations	285	127
Net cash provided by operating activities of discontinued operations	12	26
Net cash provided by operating activities	$297	$153

Investing Activities
Purchases of marketable securities	(183)	(96)
Sales or maturities of marketable securities	310	132
Capital expenditures	(44)	(67)
Net proceeds from asset dispositions	12	42
Return of capital	1	—
Release (deposit) of restricted cash	9	(8)
Net cash provided by investing activities of continuing operations	105	3
Net cash used for investing activities of discontinued operations	(1)	—
Net cash provided by investing activities	$104	$3

Financing Activities
Issuance of debt	—	350
Repayment of debt	(205)	(386)
Payment of debt issuance fees	—	(6)
Issuance of common stock	3	6
Repurchases of common stock to satisfy employee tax withholding obligations	(2)	(8)
Net cash used for financing activities of continuing operations	$(204)	$(44)

Effect of exchange rate changes on cash from continuing operations	(3)	(7)

Net increase in cash and cash equivalents from continuing operations	$183	$79
Net increase in cash and cash equivalents from discontinued operations	11	26
Change in cash balance included in discontinued operations	(2)	(1)
Net increase in cash and cash equivalents	192	104
Cash and cash equivalents at beginning of period	442	231
Cash and cash equivalents at end of period	$634	$335

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$124	$128
Income taxes paid, net of refunds received	6	2

Noncash Investing and Financing Activities:
Amount in accounts payable for capital expenditures	8	6
Reversal of USG Boral Building Products earnout	(24)	—
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

1.	Organization, Consolidation and Presentation of Financial Statements

PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the entire year.
Certain reclassifications have been made to prior year amounts in order to conform with current year presentation. On August 29, 2016, we announced the signing of a definitive agreement to sell L&W Supply Corporation, or L&W, our distribution business, to American Builders & Contractors Supply Co., Inc., or ABC Supply, at which time L&W met the criteria to be classified as held for sale and presented as a discontinued operation. L&W's results of operations have been reclassified to "Income from discontinued operations, net of tax" in our consolidated statements of income for all periods presented. The assets and liabilities of L&W have been reclassified to "Assets related to discontinued operations" and "Liabilities related to discontinued operations", respectively, in our consolidated balance sheets as of September 30, 2016 and December 31, 2015. The cash flows associated with L&W have been reclassified to "Net cash provided by operating activities of discontinued operations" and "Net cash used for investing activities of discontinued operations" for all periods presented. The results of L&W, which consists of our Distribution segment, have been excluded from segment results. Additionally, results of our Gypsum and Ceilings segments have been revised to reflect intercompany transactions as a result of L&W's classification as a discontinued operation. See Note 2 for further discussion.
Our segments are structured around our key products and business units: Gypsum, Ceilings and USG Boral Building Products, or UBBP.
Our Gypsum reportable segment is an aggregation of the operating segments of the gypsum businesses in the United States, Canada, Mexico, and Latin America, our mining operation in Canada, which we indefinitely idled in the third quarter of 2016, and our shipping operations, which we exited in the second quarter of 2015. Gypsum manufactures products throughout the United States, Canada, Mexico and Latin America. These products include USG Sheetrock® brand gypsum wallboard, Sheetrock® brand joint compound, Durock® brand cement board, Levelrock® brand gypsum underlayment, Fiberock® brand backerboard, Securock® brand glass mat sheathing used for building exteriors, Securock® brand gypsum fiber and glass mat panels used as roof cover board and structural panel concrete roofing.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard will be effective for us in the first quarter of 2018 and we will adopt the new standard using the retrospective approach. The significant components of this standard are as follows:

•	Debt prepayments or extinguishment costs are to be classified as cash outflows for financing activities. Upon adoption we will reclassify these costs to financing activities.

•
Equity method investments that are a return on investment should be classified as an operating activity where a return of investment should be classified as an investing activity. As we currently apply this methodology to our cash flow statement, there will be no impact.

•	Insurance claims are to be classified based on the nature of the loss. As we currently apply this methodology to our cash flow statement, there will be no impact.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies certain aspects of accounting for employee share-based payments. The standard will be effective for us in the first quarter of 2017 and will be applied in part prospectively and in part using a modified retrospective transition approach. The components of this standard that will impact our financial statements are as follows:

•
Excess tax benefits and deficiencies related to stock compensation will be prospectively recognized in income tax expense instead of in equity when the awards vest or are settled. For the nine months ended September 30, 2016 and 2015, we recorded a reduction to tax benefits to equity of $9 million and $0, respectively, that would have been recognized as $8 million net tax expense in 2016 and $4 million net tax benefit in 2015 under the new standard.

•
Excess tax benefits that were previously unrecognized because the related tax deduction had not been realized through a reduction in taxes payable will be recorded on a modified retrospective basis. If we had early adopted this standard, we would have recorded a cumulative-effect adjustment to opening retained earnings of $25 million on our September 30, 2016 consolidated balance sheet.

•
An accounting policy will be elected to either estimate forfeitures on awards, as previously required, or to recognize forfeitures as they occur. Upon adoption, we will recognize forfeitures as they occur and will record a cumulative-effect change to retained earnings in accordance with the modified retrospective adoption requirements. If we had early adopted this standard, we would have recorded an immaterial cumulative-effect adjustment to opening retained earnings on our September 30, 2016 consolidated balance sheet.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The standard will be effective for us in the first quarter of 2019, and we will adopt the new standard using the modified retrospective approach. While we continue to evaluate the impact of the new standard, we believe the standard will require us to implement a new lease accounting system and related processes. Further, we anticipate the adoption of ASU 2016-02 will have a significant impact to our consolidated balance sheets, consolidated statements of income and disclosures.
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity instruments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts the financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU does not apply to equity method investments or investments in consolidated subsidiaries. The standard will be effective for us in the first quarter of 2018 and will be applied as a cumulative-effect adjustment to the balance sheet in the year of adoption. We do not expect the adoption of ASU 2016-01 will have a significant impact to our consolidated financial statements or disclosures.
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
2.    Discontinued Operations
On August 29, 2016, we announced the signing of a definitive agreement to sell our L&W business to ABC Supply for total cash consideration of $670 million, subject to a working capital adjustment. The sale is expected to close on October 31, 2016.
For the quarter ended September 30, 2016, L&W met the criteria to be classified as held for sale and to be presented as a discontinued operation. Accordingly, we reclassified the results of operations and the cash flows of L&W to discontinued operations in our consolidated statements of income and consolidated statements of cash flows for all periods presented. Additionally, we reclassified the assets and liabilities of L&W to discontinued operations in our consolidated balance sheets.
The summarized financial information related to L&W that has been excluded from continuing operations and reported as a discontinued operation is as follows:

(millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales	$388	$378	$1,131	$1,076
Cost of products sold	370	364	1,080	1,043
Gross profit	18	14	51	33
Selling and administrative expenses (a)	7	6	18	11
Operating profit	11	8	33	22
Income tax expense	(5)	—	(13)	—
Income from discontinued operations	$6	$8	$20	$22
(a) The three and nine months ended September 30, 2016 include transaction costs of $3 million and $8 million, respectively. Prior to the third quarter of 2016, these costs were reported in Corporate selling and administrative expenses.

The assets and liabilities related to discontinued operations are as follows:

(millions)	September 30, 2016	December 31, 2015
Cash	$2	$—
Accounts receivable, net	231	207
Inventories	104	95
Other current assets	3	4
Property, plant and equipment, net (a)	17	17
Intangible assets (a)	25	31
Other assets (a)	3	3
Total assets related to discontinued operations	$385	$357

Accounts payable	$71	$51
Accrued expenses	29	29
Other liabilities (a)	18	20
Total liabilities related to discontinued operations	$118	$100
(a) As of December 31, 2015, these balances are reflected as long-term in our consolidated balance sheet.
After the completion of the sale of L&W to ABC Supply, we will retain responsibility for the benefits payable to employees of L&W from the USG pension and postretirement plans for the benefits accrued while employed by USG. As such, these liabilities are not reflected in liabilities related to discontinued operations. See Note 17 for discussion of the liability associated with the pricing lawsuit.
Additionally, upon closing of the sale of L&W, we will enter into a supply agreement with L&W and a transition services agreement with ABC Supply to provide certain transition services.
3.    Long-Lived Asset Impairment Charges
In the third quarter of 2016, we indefinitely idled our mining operations in Little Narrows, Nova Scotia, Canada after completing a review of our gypsum sourcing needs. As a result, we recorded impairment charges of $10 million, which are included in our consolidated statements of income in "Long-lived asset impairment charges" for the three and nine months ended September 30, 2016. We recorded severance and other charges of $2 million for the termination of employees at the Little Narrows location, which are included in "Costs of products sold". Both the impairment and severance charges relate to our Gypsum segment.
4.    Equity Method Investments
Equity method investments as of September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016		December 31, 2015
(dollars in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USG Boral Building Products	$667	50%	$675	50%
Other equity method investments	7	33% - 50%	7	33% - 50%
Total equity method investments	$674		$682

Investment in USG Boral Building Products
UBBP is our 50/50 joint ventures with Boral Limited, or Boral, and consists of USG Boral Building Products Pte. Limited, a company organized under the laws of Singapore, and USG Boral Building Products Pty Limited, a company organized under the laws of Australia. It manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the Territory). The products that UBBP manufactures and distributes include products for wall, ceiling, floor lining and exterior systems that utilize gypsum, gypsum wallboard, referred to as plasterboard in the Territory, mineral fiber ceiling tiles, steel grid and joint compound. We account for our investment in UBBP using the equity method of accounting. Through the first nine months of 2016, UBBP paid cash dividends on earnings through March 2016 of which our 50% share totaled $18 million. We recorded the cash dividend in operating activities on our statements of cash flows. As of September 30, 2016, the amount of our consolidated retained earnings which represents undistributed earnings from UBBP is $60 million.
We formed the joint ventures with Boral on February 27, 2014. In the second quarter of 2016, we received $1 million from Boral for final customary working capital adjustments which resulted in a reduction of our investment. We recorded the working capital payment in investing activities on our statement of cash flows. In the event certain U.S. Dollar denominated performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised first of $25 million based on performance during the first three years after closing and then up to $50 million based on performance during the first five years after closing. Upon inception of the joint ventures, we recorded a liability representing the present value of the first earnout payment which was reversed in the second quarter of 2016 as we concluded that it was no longer probable that the three-year performance target will be achieved. We have not recorded a liability for the second earnout payment as we have concluded that it is currently not probable that the five-year performance target will be achieved. If our conclusion on the probability of achievement was to change, we will record a liability representing the present value of the earnout payments with a corresponding increase to our investment. As of September 30, 2016 and December 31, 2015, our liability for the earnout payments was $0 and $24 million, respectively. As of December 31, 2015, the liability is included in "Other liabilities" on our accompanying consolidated balance sheet.
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

	Three months ended September 30,		Nine months ended September 30,
(millions)	2016	2015	2016	2015
Translation gain (loss)	$13	$(35)	$—	$(54)
Summarized financial information for our equity method investments is as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2016	2015	2016	2015
USG Boral Building Products:
Net sales	$276	$250	$778	$742
Gross profit (a)	90	69	241	200
Operating profit	41	30	105	87
Income from continuing operations before income taxes	42	32	112	94
Net income	29	25	78	71
Net income attributable to USG Boral Building Products	28	24	74	66
USG share of income from investment accounted for using the equity method	14	12	37	33
Other equity method investments:
USG share of income from investments accounted for using the equity method	—	1	—	2

Total income from equity method investments	$14	$13	$37	$35

(a)	The results for the three and nine months ended September 30, 2016 include impairment charges of $8 million, net of tax of $0, for certain assets in China.

Transactions with UBBP
Our Gypsum segment sells products to UBBP. Total sales to UBBP for the three and nine months ended September 30, 2016 and September 30, 2015 were immaterial.
In 2014, in connection with the formation of UBBP, we contributed our ownership interest in a joint venture in China to UBBP, but retained our loan receivable from this joint venture. As of September 30, 2016 and December 31, 2015, the loan receivable, including interest, totaled $15 million and $14 million, respectively, and is included in "Other assets" on our accompanying consolidated balance sheets.
5.     Segments
Our operations are organized into three reportable segments: Gypsum, Ceilings and UBBP. As discussed in Note 2, the results of our Distribution segment have been reclassified to discontinued operations. Additionally, as a result of the presentation of L&W as a discontinued operation, the results of our Gypsum and Ceilings segments have been revised to reflect only the sales of USG products from Gypsum and Ceilings to L&W that have been sold by L&W outside the consolidated group. See Note 4 for segment results for UBBP. Segment results for our Gypsum and Ceilings segments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2016	2015	2016	2015
Net Sales:
Gypsum	$635	$617	$1,899	$1,818
Ceilings	135	132	391	384
Eliminations	(3)	(2)	(7)	(7)
Total	$767	$747	$2,283	$2,195

Operating Profit (Loss):
Gypsum	$89	$93	$310	$262
Ceilings	33	25	93	70
Corporate (a)	(25)	(24)	(68)	(71)
Total	$97	$94	$335	$261
(a) Transaction costs of $3 million and $8 million associated with the sale of L&W have been reclassified to discontinued operations for the three and nine months ended September 30, 2016, respectively.

6.	Earnings Per Share
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
The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
(millions, except per-share data)	2016	2015	2016	2015
Income from continuing operations	$56	$68	$183	$157
Income from discontinued operations, net of tax	6	8	20	22
Net income	$62	$76	$203	$179

Average common shares	146.0	145.6	145.9	145.4
Dilutive RSUs, MSUs, performance shares and stock options	2.2	1.8	1.6	1.6
Deferred shares associated with a deferred compensation program for non-employee directors	0.2	0.1	—	0.2
Average diluted common shares	148.4	147.5	147.5	147.2

Basic earnings per average common share:
Income from continuing operations	$0.39	$0.46	$1.26	$1.08
Income from discontinued operations	0.04	0.06	0.13	0.15
Net income	$0.43	$0.52	$1.39	$1.23

Diluted earnings per average common share:
Income from continuing operations	$0.38	$0.46	$1.25	$1.07
Income from discontinued operations	0.04	0.06	0.13	0.14
Net income	$0.42	$0.52	$1.38	$1.21

MSUs, performance shares, RSUs, and stock options and deferred shares associated with our deferred compensation program for non-employee directors that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions, common shares)	2016	2015	2016	2015
MSUs, performance shares, RSUs and stock options	1.0	1.8	1.6	1.9
Deferred shares associated with a deferred compensation program for non-employee directors	—	—	0.2	—

7.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in "Accumulated other comprehensive loss" on our accompanying consolidated balance sheets. Proceeds received from sales or maturities of marketable securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2016	2015	2016	2015
Proceeds received	$123	$29	$310	$132
Our investments in marketable securities consisted of the following:

	As of September 30, 2016		As of December 31, 2015
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$65	$65	$134	$134
U.S. government and agency debt securities	32	32	57	57
Asset-backed debt securities	—	—	21	21
Certificates of deposit	5	5	15	15
Municipal debt securities	—	—	3	3
Total marketable securities	$102	$102	$230	$230
The realized and unrealized gains and losses for the three and nine months ended September 30, 2016 and 2015 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.
Contractual maturities of marketable securities as of September 30, 2016 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$102	$102
Due in 1-5 years	—	—
Total marketable securities	$102	$102
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.

8.    Intangible Assets
Intangible assets are included in "Other assets" on our accompanying consolidated balance sheets. As discussed in Note 2, we signed a definitive agreement to sell our L&W business and reclassified its results to discontinued operations and reclassified assets and liabilities to discontinued operations on our consolidated balance sheets. The intangible assets attributable to L&W are excluded from the tables below.
Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of September 30, 2016			As of December 31, 2015
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with definite lives	$7	$(6)	$1	$7	$(6)	$1
Total amortization expense was immaterial for all periods presented. Estimated amortization expense for the remainder of 2016 and for future years is as follows:

(millions)	2016	2017	2018 and thereafter
Estimated future amortization expense	$—	$—	$1
Intangible assets with indefinite lives are not amortized. The gross carrying amount of these assets was $8 million as of both September 30, 2016 and December 31, 2015.

9.     Debt
Total debt, including the current portion of long-term debt, consisted of the following:

(millions)	September 30, 2016	December 31, 2015
5.5% senior notes due 2025	$350	$350
5.875% senior notes due 2021	350	350
6.3% senior notes due 2016	300	500
7.75% senior notes due 2018	500	500
7.875% senior notes due 2020, net of discount	249	249
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$1,988	$2,188
Less: Unamortized debt issuance costs	11	13
Total	$1,977	$2,175

REPURCHASE OF SENIOR NOTES
In the first nine months of 2016, we repurchased $200 million of our 6.3% Senior Notes due in 2016, referred to as the 6.3% Notes, on the open market. The transaction included premiums of $5 million and accrued interest of $4 million for aggregate consideration of $209 million. As a result of the repurchases, we recorded a loss on early extinguishment of debt, before tax, of $5 million including premiums, write-off of deferred financing fees and broker fees, of which $1 million occurred in the third quarter.
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
Also in the first quarter of 2015, we issued $350 million of 5.5% Senior Notes due March 1, 2025. The net proceeds from the issuance of these notes and cash on hand were used to fund the repurchases of the 8.375% Notes and all related costs and expenses. We deferred approximately $6 million of debt issuance costs that are being amortized to interest expense over the term of the notes. As of September 30, 2016 and December 31, 2015, these notes, net of unamortized debt issuances costs, were recorded on our accompanying consolidated balance sheets at $345 million and $344 million, respectively.
CREDIT FACILITY
Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of September 30, 2016, and outstanding letters of credit, borrowings available under the credit facility were approximately $337 million, including $50 million for CGC. As of September 30, 2016 and during the quarter then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 2.10% for loans in the US and 2.15% for loans in Canada. Outstanding letters of credit totaled $46 million as of September 30, 2016.
The fair value of our debt was approximately $2.091 billion as of September 30, 2016 and $2.295 billion as of December 31, 2015. The fair values were based on quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs are observable and, as a result, are classified as Level 2 inputs. See Note 11 for further discussion on fair value measurements and classifications.
As of September 30, 2016, we were in compliance with the covenants contained in our credit facilities.

10.	Derivative Instruments
We use derivative instruments to manage selected commodity price and foreign currency exposures as described below. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond four years. Cash flows from derivative instruments are included in net cash provided by operating activities in the consolidated statements of cash flows.
COMMODITY DERIVATIVE INSTRUMENTS
As of September 30, 2016, we had outstanding natural gas swap contracts to hedge forecasted purchases with an aggregate notional amount of 31 million mmBTUs (millions of British Thermal Units). All of these contracts mature by December 31, 2020. For contracts designated as cash flow hedges, the pre-tax net unrealized loss that remained in accumulated other comprehensive income (loss), or AOCI, as of September 30, 2016 was $7 million and as of December 31, 2015 was $19 million. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first nine months of both 2016 and 2015. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a quarterly basis.
Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was immaterial as of September 30, 2016 and a $2 million unrealized loss as of December 31, 2015.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $101 million as of September 30, 2016, and they mature by December 31, 2017. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first nine months of both 2016 and 2015. Gains and losses on the contracts are reclassified into earnings when the underlying forecasted transactions affect earnings. The fair value of these contracts that remained in AOCI was an unrealized net pre-tax loss of $1 million as of September 30, 2016 and an unrealized net pre-tax gain of $8 million as of December 31, 2015.
In the third quarter of 2015, we entered into foreign exchange forward contracts to hedge a portion of our net investment in our Knauf-USG joint venture which we sold in the fourth quarter of 2015. The notional amount of these contracts was $35 million as of September 30, 2015, and they matured on November 16, 2015. These forward contracts were designated as net investment hedges and no ineffectiveness was recorded in the third quarter of 2015. Gains and losses on derivatives designated as net investment hedges, to the extent they are effective as hedges, remain in AOCI until such point when the investment is either sold or liquidated. The fair value of these contracts that remained in AOCI was an immaterial gain as of September 30, 2015.
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of September 30, 2016, our derivatives were in a $8 million net liability position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
All of our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As required by certain of our agreements, we had $8 million of collateral posted with our counterparties related to our derivatives as of September 30, 2016. Amounts paid as cash collateral are included in "Receivables" on our accompanying consolidated balance sheets.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our accompanying consolidated balance sheets, based on their fair value as of the balance sheet date.

FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the consolidated statements of income for the three months ended September 30, 2016 and 2015.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(4)	$(5)	Cost of products sold	$(3)	$(4)
Foreign exchange contracts	1	6	Cost of products sold	—	2

Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	—	—	Other income, net	—	—
Total	$(3)	$1		$(3)	$(2)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2016	2015
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$—	$(1)
Total		$—	$(1)
The following are the pretax effects of derivative instruments on the consolidated statements of income for the nine months ended September 30, 2016 and 2015.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(2)	$(9)	Cost of products sold	$(13)	$(11)
Foreign exchange contracts	(5)	9	Cost of products sold	4	4

Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	—	—	Other income, net	—	—
Total	$(7)	$—		$(9)	$(7)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2016	2015
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$—	$(1)
Total		$—	$(1)

The following are the fair values of derivative instruments and the location on our accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		9/30/16	12/31/15		9/30/16	12/31/15
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$2	$1	Accrued expenses	$6	$15
Commodity contracts	Other assets	2	—	Other liabilities	5	5
Foreign exchange contracts	Other current assets	1	8	Accrued expenses	2	—
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	—
Total derivatives in cash flow hedging relationships		$5	$9		$13	$20

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$—	$—	Accrued expenses	$—	$2
Total derivatives not designated as hedging instruments		$—	$—		$—	$2
Total derivatives	Total assets	$5	$9	Total liabilities	$13	$22
As of September 30, 2016, we had no derivatives designated as fair value hedges or net investment hedges.

11.     Fair Value Measurements
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
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	9/30/16	12/31/15	9/30/16	12/31/15	9/30/16	12/31/15	9/30/16	12/31/15
Cash equivalents	$153	$223	$134	$25	$—	$—	$287	$248
Equity mutual funds	5	4	—	—	—	—	5	4
Marketable securities:
Corporate debt securities	—	—	65	134	—	—	65	134
U.S. government and agency debt securities	—	—	32	57	—	—	32	57
Asset-backed debt securities	—	—	—	21	—	—	—	21
Certificates of deposit	—	—	5	15	—	—	5	15
Municipal debt securities	—	—	—	3	—	—	—	3
Derivative assets	—	—	5	9	—	—	5	9
Derivative liabilities	—	—	(13)	(22)	—	—	(13)	(22)
Certain assets and liabilities are measured at fair value on a nonrecurring basis rather than on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or when a new liability is being established that requires fair value measurement. During the third quarter of 2016, we indefinitely idled our mining operations in Little Narrows, Nova Scotia, Canada. We reviewed the property, plant and equipment at Little Narrows for potential impairment by comparing the carrying values of those assets with their fair values as estimated using the future undiscounted cash flows for their remaining useful lives. We measured the fair value of the machinery, equipment and buildings using measurements classified as Level 3, and, as disclosed in Note 3, we recorded long-lived asset impairment charges of $10 million.

12.    Employee Retirement Plans
The components of net pension and postretirement benefit costs are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2016	2015	2016	2015
Pension:
Service cost of benefits earned	$11	$12	$34	$37
Interest cost on projected benefit obligation	17	16	51	50
Expected return on plan assets	(22)	(20)	(66)	(62)
Settlement	1	1	3	1
Net amortization	5	10	14	29
Net pension cost	$12	$19	$36	$55
Postretirement:
Service cost of benefits earned	$1	$1	$2	$2
Interest cost on projected benefit obligation	1	1	4	4
Net amortization	(7)	(8)	(21)	(24)
Net postretirement benefit\	$(5)	$(6)	$(15)	$(18)
The amounts in the table above include the costs associated with the employees of L&W that are presented in discontinued operations. After the completion of the sale of L&W to ABC Supply, we will retain responsibility for the benefits payable to employees of L&W for the benefits accrued while employed by USG from the USG pension and postretirement plans.
During the first nine months of 2016, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $6 million to our pension plan in Canada, and $8 million, in aggregate, to certain other domestic pension plans. We expect to make total contributions to our pension plans in 2016 of approximately $65 million. Subsequent to the sale of L&W, we may make an incremental contribution to the USG Corporation Retirement Plan.
In the third quarter of 2016, management approved an amendment to the USG Corporation Retirement Plan to allow retirees and terminated vested participants to take a lump-sum payment at any time without restriction upon departure from USG. The amendment is effective on November 1, 2016 and is expected to reduce the projected benefit obligation and pension costs.
13.    Share-Based Compensation
During the first nine months of 2016, we granted share-based compensation in the form of market share units, or MSUs, performance shares, and restricted stock units, or RSUs, to eligible participants under our Long-Term Incentive Plan and 2016 Long-Term Incentive Plan that was approved at our 2016 annual meeting of stockholders. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates and the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures. Awards granted during the first nine months of 2016, weighted average fair value, and assumptions used to determine fair value were as follows:

	MSUs	Performance Shares	RSUs
Awards granted	800,834	213,626	66,000
Weighted average fair value	$19.59	$21.10	$23.47
Expected volatility	34.02%	34.02%	N/A
Risk-free rate (a)	0.86%	0.86%	N/A
Expected term (in years) (b)	2.95	2.95	N/A
Expected dividends	—	—	N/A

(a)	The risk-free rate was based on zero coupon U.S. government issues at the time of grant.

(b)	The expected term represents the period from the valuation date to the end of the performance period.

MARKET SHARE UNITS
The MSUs granted during the first nine months of 2016 generally vest after a three-year period based on our actual stock price performance during such period. The number of MSUs earned will vary from zero to 150% of the number of MSUs awarded depending on the actual performance of our stock price. In the case of termination of employment due to death, disability or retirement during the performance period, vesting will be pro-rated based on the number of full months employed in 2016. Each MSU earned will be settled in common stock at the end of the three-year period. MSUs may vest earlier in the case of a change in control in most circumstances only if there is also a related loss of employment or diminution of duties.
We estimated the fair value of each MSU granted on the date of grant using a Monte Carlo simulation that used the assumptions noted in the table above. Volatility was based on stock price history immediately prior to grant for a period commensurate with the expected term.
PERFORMANCE SHARES
The performance shares granted during the first nine months of 2016 generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from zero to 200% of the number of performance shares granted depending on that relative performance. Generally, vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, or retirement. Each performance share earned will be settled in common stock at the end of the three-year period.
We estimated the fair value of each performance share granted on the date of grant using a Monte Carlo simulation that used the assumptions noted in the table above. Volatility was based on stock price history immediately prior to grant for a period commensurate with the expected term.
RESTRICTED STOCK UNITS
The RSUs granted during the first nine months of 2016 vest after a specified number of years from the date of grant or at a specified date, subject to cliff vesting. Generally, RSUs may vest earlier in the case of death, disability, or a change in control, provided that RSUs will vest upon a change in control in most circumstances only if there is also a related loss of employment or diminution of duties. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grant.
OTHER
Expense for share-based arrangements on grants to employees of L&W has been included in discontinued operations. Upon the close of the sale of L&W to ABC Supply, all unvested awards granted to L&W employees will be forfeited.

14.    Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	September 30, 2016	December 31, 2015
Finished goods	$124	$115
Work in progress	35	36
Raw materials	69	68
Total	$228	$219
ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Nine months ended September 30,
(millions)	2016	2015
Balance as of January 1	$119	$123
Accretion expense	6	6
Liabilities incurred	—	1
Changes in estimated cash flows (a)	(11)	(4)
Liabilities settled (b)	(2)	(2)
Foreign currency translation	1	(4)
Balance as of September 30	$113	$120
(a) Changes in estimated cash flows for the nine months ended September 30, 2016 includes a $8 million reduction related to one of our quarries.
(b) Liabilities settled for the nine months ended September 30, 2016 includes a $2 million liability that was relieved in conjunction with the sale of a surplus property.
ACCRUED INTEREST
Interest accrued on our debt as of September 30, 2016 and December 31, 2015 was $31 million and $45 million, respectively, and is included in "Accrued expenses" on our accompanying consolidated balance sheets.
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

15.    Accumulated Other Comprehensive Income (Loss)
Changes in the balances of each component of AOCI for the nine months ended September 30, 2016 and 2015 were as follows:

	Derivatives		Defined Benefit Plans		Foreign Currency Translation		AOCI
(millions)	2016	2015	2016	2015	2016	2015	2016	2015
Balance as of January 1	$20	$16	$(221)	$(302)	$(113)	$(52)	$(314)	$(338)
Other comprehensive income (loss) before reclassifications, net of tax	(6)	(1)	(9)	2	(9)	(91)	(24)	(90)
Less: Amounts reclassified from AOCI, net of tax	(6)	(7)	(1)	(6)	—	—	(7)	(13)
Net other comprehensive income (loss)	—	6	(8)	8	(9)	(91)	(17)	(77)
Balance as of September 30	$20	$22	$(229)	$(294)	$(122)	$(143)	$(331)	$(415)

Amounts reclassified from AOCI, net of tax, for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2016	2015	2016	2015
Derivatives
Net reclassification from AOCI for cash flow hedges included in cost of products sold	$(3)	$(2)	$(9)	$(7)
Less: Income tax benefit on reclassification from AOCI included in income tax (expense) benefit	(1)	—	(3)	—
Net amount reclassified from AOCI	$(2)	$(2)	$(6)	$(7)

Defined Benefit Plans
Net reclassification from AOCI for amortization of prior service benefit included in cost of products sold (a)	$(2)	$(1)	$(5)	$(3)
Net reclassification from AOCI for amortization of prior service cost included in selling and administrative expenses (a)	1	(2)	2	(4)
Less: Income tax benefit on reclassification from AOCI included in income tax (expense) benefit	(1)	—	(2)	(1)
Net amount reclassified from AOCI	$—	$(3)	$(1)	$(6)
(a) Includes immaterial amounts related to L&W employees that are recorded to "Income from discontinued operations".

We estimate that we will reclassify a net $3 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

16. Income Taxes
In the third quarter of 2016, we recorded income tax expense of approximately $18 million. The income tax expense for the three months reflects taxes from federal, foreign, state and local jurisdictions. Our effective tax rate was 24.3%. Our effective tax rate was lower than the U.S. statutory rate primarily because of earnings realized in countries that had lower statutory tax rates, because of our equity method income, which is recorded net of tax, and because of our allocation of income taxes to discontinued operations. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States.
In the nine months ended September 30, 2016, we recorded income tax expense of $78 million reflecting taxes from federal, foreign, state and local jurisdictions. Our effective tax rate for the first nine months was 29.9%.
As of September 30, 2016, we had federal net operating loss, or NOL, carryforwards of approximately $1.525 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032, none of which are subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal AMT credit carryforwards of approximately $40 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $1.64 billion would need to be generated during the period before their expiration.
As of September 30, 2016, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $220 million, of which $27 million will expire in 2016. The remainder will expire if unused in years 2017 through 2035. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of September 30, 2016, against which we have maintained a valuation allowance.
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
Based on our evaluation, during the first nine months of 2016, we made no adjustments to the valuation allowance against our deferred tax assets of $75 million, which relates to certain NOLs that we anticipate will not be used prior to their expiration.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change” which can result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation that may be carried over to later years within the allowed NOL carryforward period. Over the entire carryforward period, we may not be able to use all our NOLs due to the aforementioned annual limitation. If an ownership change had occurred as of September 30, 2016, our annual U.S. federal NOL utilization would have been limited to approximately $79 million per year.

17. Litigation
WALLBOARD PRICING LAWSUITS
In the first quarter of 2015, USG, United States Gypsum Company, L&W Supply Corporation, and seven other wallboard manufacturers were named as defendants in a lawsuit filed in federal court in California by twelve homebuilders alleging that since at least September 2011, U.S. wallboard manufacturers conspired to fix and raise the price of gypsum wallboard sold in the United States and to effectuate the alleged conspiracy by ending the practice of providing job quotes on wallboard. The lawsuit was transferred to the United States District Court for the Eastern District of Pennsylvania under the title In re: Domestic Drywall Antitrust Litigation, MDL No. 2437. In the second quarter of 2016, the Court dismissed with prejudice the portions of the homebuilders’ complaint alleging a conspiracy in 2014 and 2015, ruling that there were insufficient factual allegations to allow such a claim to go forward. The homebuilders' claims alleging a conspiracy prior to 2014 have not been dismissed, and the case proceeds as to those claims. USG is retaining the liability with respect to L&W Supply Corporation.
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
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of both September 30, 2016 and December 31, 2015, we had an accrual of $16 million for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our results of operations, financial position or cash flows.
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

18. Gypsum Transportation Limited
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
For the nine months ended September 30, 2016, the recovery is presented as $3 million within "Recovery of receivable", $1 million within "Interest income" and $4 million within "Other income, net" on our consolidated statement of income.
GTL recorded operating profit of $0 million and $3 million for the three and nine months ended September 30, 2016, respectively, compared with operating profit of $0 million and $1 million for the three and nine months ended September 30, 2015, respectively.

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
Overview
We are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first nine months of 2016:

•	residential and nonresidential repair and remodel activity accounted for approximately 54% of our net sales,

•	new residential construction accounted for approximately 29% of our net sales,

•	new nonresidential construction accounted for approximately 13% of our net sales, and

•	other activities accounted for approximately 4% of our net sales.
RECENT DEVELOPMENTS
On August 29, 2016, we announced the signing of a definitive agreement to sell L&W Supply Corporation, or L&W, to American Builders & Contractors Supply Co., Inc, or ABC Supply, for $670 million, subject to a working capital adjustment. The sale is expected to close on October 31, 2016. In connection with the sale of L&W, we agreed to enter into a supply agreement with L&W that governs sales of wallboard and certain other products from USG to branches within the existing L&W business.
For the quarter ended September 30, 2016, L&W met the criteria to be classified as held for sale and presented as discontinued operations. L&W's results of operations and related cash flows have been reclassified to discontinued operations in our consolidated statements of income and consolidated statements of cash flows, respectively, for all periods presented. The assets and liabilities of L&W have been reclassified to discontinued operations in our consolidated balance sheets.

SEGMENTS
Our operations are organized into three segments: Gypsum, Ceilings and USG Boral Building Products, or UBBP. Upon the signing of a definitive agreement to sell L&W to ABC Supply, we reclassified its results to discontinued operations and reclassified assets and liabilities to discontinued operations on our consolidated balance sheet. The results of L&W, which consisted of all of our Distribution segment, have been excluded from segment results. Additionally, as a result of the presentation of L&W as a discontinued operation, the results of our Gypsum and Ceilings segments have been revised to reflect only the sales of USG products from Gypsum and Ceilings to L&W that have been sold by L&W outside the consolidated group.
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
Geographic Information: For the first nine months of 2016, we recorded $2.283 billion of net sales in our consolidated statements of income, of which approximately 82% were attributable to the United States, approximately 12% were attributable to Canada and other foreign countries accounted for the remaining 6%. Net sales for UBBP for the first nine months of 2016 were $778 million, of which approximately 36% were attributable to Australia, 20% to South Korea, 14% to Thailand, 10% to China, and 20% to other foreign countries.
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
For the new residential construction market in the United States, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products into a single family home typically follows a housing start by 90 to 120 days. In September 2016, the seasonally-adjusted annualized rate of housing starts reported by the U.S. Census Bureau was 1,047,000 units. This is a decrease from the August 2016 rate of 1,150,000 and the September 2015 rate of 1,206,000. In comparison, housing starts for all of 2015 were 1,111,900 units. Most industry analysts believe that the recovery in new residential construction will continue, although the recovery over the next few years may be modest, and that over the longer term housing starts will begin to reach historical averages. Industry analysts’ forecasts for 2016 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 1,160,000 to 1,200,000 units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. We currently estimate that 2016 housing starts in the United States will be slightly under 1,200,000.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to the most recent construction market forecast from Dodge Data & Analytics, total floor space for which new nonresidential construction contracts were signed in the United States decreased 4% in 2015 compared with 2014. This followed a 14% increase in 2014 compared with 2013. Dodge Data & Analytics forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 3% in 2016 from the 2015 level. Dodge Data & Analytics' forecast includes several building types which do not generate significant demand for our products; therefore, we anticipate new nonresidential construction growth in our business sectors in 2016 compared to 2015 will increase low to mid single digits.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States were 5.26 million units in 2015, reflecting a 6% increase from the 2014 level of 4.94 million units. The seasonally adjusted annual rate of existing home sales was 5.47 million units in September 2016, which is 0.6% higher than the revised rate of 5.44 million in September 2015. The generally rising levels of existing home sales and home resale values in recent years have contributed to an increase in demand for our products from the residential repair and remodel market. We currently estimate that overall repair and remodel spending in 2016, compared to 2015, will increase by mid single digits.
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
Our Gypsum segment has improved with the modest recovery in residential housing over the last three years although it continues to be adversely affected by the low level of residential and other construction activity compared to historical averages. Our Ceilings segment, which primarily serves the commercial markets, has shown some improvements. However, it continues to be adversely affected by the low levels of new commercial construction activity.
Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 18.6 billion square feet in the first nine months of 2016, up approximately 13% compared with 16.5 billion square feet in the first nine months of 2015. We estimate that industry shipments in the United States for all of 2016 will be in the range of approximately 24.7 billion square feet, up approximately 10% from 22.3 billion square feet in 2015.
There is excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 32.8 billion square feet as of January 1, 2016. We estimate that the industry capacity utilization rate was approximately 74% and 67% during the first nine months of 2016 and 2015, respectively. Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2016, but the magnitude of any increase will depend on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will experience an increase of low-to-mid single digits in 2016 compared to 2015. We could experience pressure on gypsum wallboard selling prices and our gross margins at these levels of capacity utilization.
U.S. Gypsum implemented a price increase for wallboard on March 28, 2016. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices. If we are unable to maintain our price increases, our net sales and operating profit may be materially and adversely impacted.
CURRENCY IMPACT
Currency impacts on consolidated and segment results have been derived by translating current period results at the quarter-to-date and year-to-date average foreign currency rates for the quarter and nine months ended September 30, 2015, respectively.

Consolidated Results of Operations

(dollars in millions, except per-share data)	2016	2015	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended September 30:
Net sales	$767	$747	$20	3%
Cost of products sold	586	578	(8)	(1)%
Gross profit	181	169	12	7%
Selling and administrative expenses	74	75	1	1%
Long-lived asset impairment charges	10	—	(10)	*
Operating profit	97	94	3	3%
Income from equity method investments	14	13	1	8%
Interest expense	(37)	(40)	3	8%
Loss on extinguishment of debt	(1)	—	(1)	*
Other income, net	1	—	1	*
Income from continuing operations before income taxes	74	67	7	10%
Income tax (expense) benefit	(18)	1	(19)	*
Income from continuing operations	56	68	(12)	(18)%
Income from discontinued operations, net of tax	6	8	(2)	(25)%
Net income	$62	$76	$(14)	(18)%
Diluted earnings per share - net income	$0.42	$0.52	$(0.10)	(19)%

Nine months ended September 30:
Net sales	$2,283	$2,195	$88	4%
Cost of products sold	1,728	1,710	(18)	(1%)
Gross profit	555	485	70	14%
Selling and administrative expenses	213	225	12	5%
Long-lived asset impairment charges	10	—	(10)	*
Recovery of receivable	(3)	—	3	*
Gain on disposition of shipping operations, net	—	(1)	(1)	*
Operating profit	335	261	74	28%
Income from equity method investments	37	35	2	6%
Interest expense	(115)	(123)	8	7%
Interest income	3	1	2	*
Loss on extinguishment of debt	(5)	(19)	14	74%
Other income, net	6	—	6	*
Income before continuing operations income taxes	261	155	106	68%
Income tax (expense) benefit	(78)	2	(80)	*
Income from continuing operations	$183	$157	26	17%
Income from discontinued operations, net of tax	$20	$22	(2)	(9%)
Net income	$203	$179	$24	13%
Diluted earnings per share - net income	$1.38	$1.21	$0.17	14%

*not meaningful
NET SALES
Consolidated net sales for the third quarter of 2016 increased $20 million, or 3%, from the third quarter of 2015. This reflected higher net sales for our Gypsum segment due primarily to increased volumes and for our Ceilings segment due primarily to higher average selling price. Sales for our Gypsum segment increased 3% which reflected higher shipments of Sheetrock® brand gypsum wallboard, Sheetrock® brand joint compound, Durock® brand cement backerboard and Levelrock® brand gypsum underlayment. These increases in shipments in Gypsum were offset by a 1% reduction in average selling price for wallboard due primarily to change in mix and regional pricing differences. The increase in net sales of 2% for our Ceilings segment was primarily due to increased average selling price for ceiling grid and ceiling tile. Additionally, on a consolidated basis, we estimate that the net sales were negatively impacted by currency translation of $4 million.

Consolidated net sales for the first nine months of 2016 increased $88 million, or 4%, compared with the first nine months of 2015. The increase reflected higher sales for our Gypsum and Ceilings segments. The increase of 4% in net sales for our Gypsum segment reflected higher volumes for Sheetrock® brand gypsum wallboard, Sheetrock® brand joint compound and Levelrock® brand gypsum underlayment. The increase in our Ceilings net sales of 2% primarily reflected higher shipments of ceiling grid and higher average selling price for ceiling tile. Additionally, on a consolidated basis, we estimate that the sales were negatively impacted by currency translation of $28 million.
GROSS PROFIT
Gross profit for the third quarter of 2016 increased $12 million, or 7%, compared with the third quarter of 2015. Gross profit as a percentage of net sales was 23.6% for the third quarter of 2016, compared with 22.6% for the third quarter of 2015. The increase reflected margin expansion from our Gypsum and Ceilings segments. The increase in gross margin for our Gypsum segment is driven primarily by Sheetrock® brand joint compound and Levelrock® brand gypsum underlayment. Additionally, the increase reflected a favorable incremental adjustment of $3 million for a change in estimate in an asset retirement obligation related to one of our quarries offset by severance and other charges of $2 million related to the decision to indefinitely idle our mining operations in Little Narrows, Nova Scotia, Canada. The increase in gross margin for our Ceilings segment primarily reflected lower per unit costs for ceiling tile.
Gross profit for the first nine months of 2016 increased $70 million, or 14%, compared with the first nine months of 2015. Gross profit as a percentage of net sales was 24.3% for the first nine months of 2016, compared with 22.1% for the first nine months of 2015. The increase reflected higher shipments for our Gypsum and Ceilings segments, lower per unit costs for ceiling tile, an $11 million gain on the sale of a surplus property and a favorable adjustment quarter on quarter of $3 million for a change in estimate in an asset retirement obligation partially offset by $2 million for severance and other charges.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $74 million in the third quarter of 2016 compared to $75 million in the third quarter of 2015. As a percentage of net sales, selling and administrative expenses decreased to 9.6% for the third quarter of 2016 from 10.0% for the third quarter of 2015. The decrease as a percentage of sales reflected lower net compensation cost and management's continued focus on managing discretionary spend.
Selling and administrative expenses totaled $213 million in the first nine months of 2016 compared to $225 million in the first nine months of 2015. As a percentage of net sales, selling and administrative expenses decreased to 9.3% for the first nine months of 2016 from 10.3% for the first nine months of 2015. The decrease as a percentage of sales reflected lower net compensation cost and management's continued focus on managing discretionary spend.
LONG-LIVED ASSET IMPAIRMENT CHARGES
In the third quarter of 2016, we recorded long-lived asset impairment charges of $10 million associated with the decision to indefinitely idle our mining operations in Little Narrows. See Note 3 to the consolidated financial statements for additional information.
RECOVERY ON RECEIVABLE
In the first quarter of 2016, we received the remaining payments under a settlement agreement with our former trading partner of which $3 million represented a recovery of a previously deemed uncollectible receivable. The remaining payments received under the settlement agreement were recorded in "Interest income" and "Other income, net." See Note 18 to the consolidated financial statements for additional information.
GAIN ON DISPOSAL OF SHIPPING OPERATIONS, NET
During the second quarter of 2015, we recorded a net gain on the disposal of our shipping operations of $1 million. This reflected a gain on sale of our two self-unloading vessels of $7 million and charges to wind down our shipping operations of $6 million.
INCOME FROM EQUITY METHOD INVESTMENTS
Income from equity method investments in the third quarter of 2016 was $14 million, an increase of $1 million, or 8% from the third quarter of 2015. This reflected improved operating results for UBBP due to higher margins in South Korea, Indonesia, Vietnam, and Australia offset by our share of an impairment of long-lived assets of $4 million in China and an increase in selling and administrative expenses. The increase also reflected favorable currency impact of $1 million.

Income from equity method investments in the first nine months of 2016 was $37 million, an increase of $2 million, or 6%, from the first nine months of 2015. This reflected improved operating results for UBBP due to higher margins in South Korea, Vietnam, and Australia offset by an impairment of assets in China, an increase in selling and administrative expenses and an unfavorable impact of foreign currency of $1 million.
INTEREST EXPENSE
Interest expense was $37 million in the third quarter of 2016, down $3 million, or 8%, from the third quarter of 2015, and was $115 million in the first nine months of 2016, down $8 million, or 7%, from the first nine months of 2015. The decrease in interest expense for both comparative periods was driven by the 2016 open market repurchases of our 6.3% Senior Notes due 2016, referred to as the 6.3% Notes; the February 2015 repurchase of our 8.375% Senior Notes due 2018, referred to as the 8.375% Notes; and the second quarter 2015 repayment of our ship mortgage facility offset by the issuance of our 5.5% Senior Notes due 2025 in the first quarter of 2015.
LOSS ON EXTINGUISHMENT OF DEBT
In the third quarter and first nine months of 2016, we recorded a loss of $1 million and $5 million, respectively, on the extinguishment of debt, including premiums, in connection with the open market purchases of the 6.3% Notes and write-off of deferred financing fees. In the first quarter of 2015, we recorded a $19 million loss on the extinguishment of debt in connection with the tender offer and repurchase of our 8.375% Notes. See Note 9 to the consolidated financial statements for additional information.
OTHER INCOME, NET
In the third quarter of 2016, we recorded $1 million of other income, net, which primarily reflected net gains on foreign currency transactions. In the first nine months of 2016, we recorded $6 million of other income, net, which included net gains on foreign currency transactions and the receipt of the remaining payments under a settlement agreement with our former trading partner of which $4 million was recorded as other income. See Note 18 to the consolidated financial statements for additional information.
INCOME TAX (EXPENSE) BENEFIT
We recorded income tax expense of $18 million in the third quarter of 2016 from federal, foreign, state and local jurisdictions. Our effective tax rate was 24.3% for the third quarter of 2016. In the third quarter of 2015, we recorded an income tax benefit of $1 million resulting in an effective tax rate of (1.3)% reflecting the effects of the full valuation allowance against our U.S. deferred tax assets at that time.
We recorded income tax expense of $78 million for the first nine months of 2016 from federal, foreign, state and local jurisdictions. Our effective tax rate was 29.9% for the first nine months of 2016. We recorded an income tax benefit in the first nine months of 2015 of $2 million resulting in an effective tax rate of (1.1)% reflecting the effects of the full valuation allowance against our U.S. deferred tax assets at the time.
INCOME FROM DISCONTINUED OPERATIONS
Income from discontinued operations reflected the results of L&W and was $6 million for the third quarter of 2016 compared to $8 million for the third quarter of 2015. The decrease reflected higher selling and administrative expenses, which included $3 million of transaction costs, and higher taxes. Sales for L&W for the third quarter of 2016 increased by $10 million as compared to the third quarter of 2015. Higher net sales reflected an increase in net sales of gypsum wallboard of $6 million, or 4%, due to a 4% increase in gypsum wallboard volume. Same store net sales for the third quarter of 2016 were up 5% compared with the third quarter of 2015.
Income from discontinued operations was $20 million for the first nine months of 2016 and $22 million for the first nine months of 2015. The decrease reflected higher selling and administrative expenses, which included $8 million of transaction costs, and higher taxes offset by higher margins. See Note 2 to the consolidated financial statements for additional information.

Segment Results of Operations
GYPSUM
Net sales and operating profit (loss) for the businesses comprising our Gypsum segment were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2016	2015	$	%	2016	2015	$	%
Net sales:
United States	$534	$524	$10	2%	$1,609	$1,524	$85	6%
Canada	86	79	7	9%	254	242	12	5%
Mexico / Latin America	48	46	2	4%	141	142	(1)	(1)%
Canadian Mining	—	2	(2)	(100)%	—	4	(4)	(100)%
Gypsum Transportation Limited	—	—	—	—%	—	10	(10)	(100)%
Eliminations	(33)	(34)	1	3%	(105)	(104)	(1)	(1)%
Total	$635	$617	$18	3%	$1,899	$1,818	$81	4%

Operating profit (loss):
United States	$95	$88	$7	8%	$302	$248	$54	22%
Canada	6	3	3	100%	17	7	10	*
Mexico / Latin America	2	3	(1)	(33)%	8	12	(4)	(33)%
Canadian Mining	(14)	(1)	(13)	*	(20)	(6)	(14)	*
Gypsum Transportation Limited	—	—	—	—%	3	1	2	*
Total	$89	$93	$(4)	(4)%	$310	$262	$48	18%
* Not meaningful

United States: Net sales in the third quarter of 2016 were $534 million, up $10 million, or 2%, compared with the third quarter of 2015. The increase in net sales was due to the following:

			Volume		Price
(millions)	$	%	$	%	$	%
Change to Q3 2016 from Q3 2015
Sheetrock® brand gypsum wallboard	$—	—%	$2	1%	$(2)	(1)%
Sheetrock® brand joint compound	3	3%	3	3%	—	—%
Durock® brand cement board	2	7%	2	7%	—	—%
Levelrock® brand gypsum underlayment	3	23%	3	23%	—	—%
Other	2
Total increase in net sales	$10	2%
Sales for Sheetrock® brand gypsum wallboard were flat from the third quarter of 2015 to the third quarter of 2016. This reflected an increase in shipments offset by lower average selling price. The increased volumes reflected domestic growth and higher shipments to big box retailers. Our premium Sheetrock® Brand UltraLight Panels accounted for 66% of all of our wallboard shipments during the third quarter of 2016, compared to 65% in the third quarter of 2015. The decrease in average selling prices primarily reflected changes in mix and regional pricing differences.
Sales of Sheetrock® brand joint compound increased $3 million on increased volume driven by increased shipments to big box retailers, specialty dealers, and pro dealers. Sales of Durock® brand cement board increased $2 million which reflected higher volumes of 7% primarily across home improvement and tile and flooring channels. Sales of Levelrock® brand gypsum underlayment increased by $3 million driven by higher volume. The increase in Other reflected higher sales of other surfaces and substrates products of $2 million, including Fiberock® brand backerboard, Durock® brand cement tile backerboard, structural panel concrete roofing, and Securock® brand glass-mat roof boards.

Operating profit of $95 million was recorded in the third quarter of 2016 compared to $88 million recorded in the third quarter of 2015. The increase of $7 million in operating profit reflected the following:

		Volume	Price	Cost
(millions)	$	$	$	$
Change to Q3 2016 from Q3 2015
Sheetrock® brand gypsum wallboard	$(3)	$1	$(2)	$(2)
Sheetrock® brand joint compound	2	1	—	1
Durock® brand cement board	—	—	—	—
Levelrock® brand gypsum underlayment	1	1	—	—
Other	7
Total increase in operating profit	$7
The increase in operating profit reflected gross profit improvement for Sheetrock® brand joint compound and Levelrock® brand gypsum underlayment offset by lower gross profit for Sheetrock® brand gypsum wallboard. The decrease in gross profit for Sheetrock® brand gypsum wallboard reflected lower average selling price and higher cost per unit partially offset by higher volume. The lower average selling price for Sheetrock® brand gypsum wallboard was due to a change in mix and regional pricing differences. The higher per unit cost for Sheetrock® brand gypsum wallboard reflected an increase in per unit cost of 4% for raw materials driven by waste paper and synthetic gypsum and 12% for conversion costs driven partially by higher labor costs. This was offset by a decrease in per unit cost of 7% in energy as result of lower gas prices.
The increased gross profit for Sheetrock® brand joint compound reflected lower per unit cost driven by raw material optimization and lower fixed costs due to increased volumes. The increase in gross profit of Levelrock® brand gypsum underlayment was driven by higher volumes.
The increase in Other reflected the following:

•	improved profitability of the portfolio of substrates products of $2 million including Securock® brand glass mat roof boards and Fiberock® brand backerboard,

•	a favorable adjustment quarter over quarter of $3 million for our asset retirement obligations, and

•	lower selling and administrative costs of $2 million due primarily to lower net compensation costs.
Canada: Net sales in the third quarter of 2016 were $86 million, an increase of $7 million from $79 million in the third quarter of 2015. The change in sales reflected higher sales of gypsum wallboard of $6 million and other products of $1 million. The increase in sales of gypsum wallboard was driven by an increase of 9% in average selling price and an increase of 3% in volume. The increase in average selling price reflected the implementation of a surcharge on wallboard exported from the U.S. to offset the impact of a provisional tariff assessed by the Canada Border Services Agency, which does not impact operating profit. Operating profit in the third quarter of 2016 was $6 million, an increase of $3 million from the third quarter of 2015. The increase was driven primarily by improved gross profit for gypsum wallboard of $3 million and a reduction in other costs of $1 million offset by unfavorable impact of foreign currency of $2 million.
Mexico / Latin America: Net sales for our gypsum businesses in Mexico and Latin America were $48 million for the third quarter of 2016, an increase of $2 million from the third quarter of 2015. The increase reflected higher sales of gypsum wallboard, joint treatment, Durock® brand cement tile backerboard and drywall steel offset by the unfavorable impact due to fluctuations in currency of $4 million. Operating profit decreased to $2 million in the third quarter of 2016 from $3 million in the third quarter of 2015 due to unfavorable impact of foreign currency of $1 million.
Canadian Mining: Net sales for our mining operation in Canada were $0 million for the third quarter of 2016 and $2 million for the third quarter of 2015. Operating loss was $14 million for the third quarter of 2016 and $1 million for the third quarter of 2015. In the third quarter of 2016, we indefinitely idled our mining operations in Little Narrows, Nova Scotia, Canada and recorded an impairment of long-lived assets of $10 million and severance and other charges of $2 million. See Note 3 to the consolidated financial statements for additional information.
Gypsum Transportation Limited: There were no sales for our shipping company, Gypsum Transportation Limited, or GTL, for the third quarter of 2016 or 2015, which reflected the completion of our short-term shipping contract in March 2015. No similar contract was entered into in 2016 as we sold our vessels in April 2015. GTL recorded no operating profit for both the third quarter of 2016 and 2015.
CEILINGS
Net sales and operating profit for the businesses comprising our Ceilings segment were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2016	2015	$	%	2016	2015	$	%
Net sales:
United States	$126	$125	$1	1%	$365	$359	$6	2%
Canada	13	13	—	—%	40	41	(1)	(2)%
Mexico / Latin America	8	9	(1)	(11)%	24	26	(2)	(8)%
Eliminations	(12)	(15)	3	20%	(38)	(42)	4	10%
Total	$135	$132	$3	2%	$391	$384	$7	2%

Operating profit:
United States	$31	$22	$9	41%	$86	$63	$23	37%
Canada	1	1	—	—%	4	3	1	33%
Mexico / Latin America	1	2	(1)	(50)%	3	4	(1)	(25)%
Total	$33	$25	$8	32%	$93	$70	$23	33%

United States: Net sales for our domestic ceilings business in the third quarter of 2016 were $126 million, an increase of $1 million, or 1%, from the third quarter of 2015. The increase reflected the following:

			Volume		Price
(millions)	$	%	$	%	$	%
Change to Q3 2016 from Q3 2015
Ceiling grid	$1	—%	$—	—%	$1	—%
Ceiling tile	1	—%	—	—%	1	—%
Other	(1)
Total increase in net sales	$1	1%
The increase in sales of $1 million for both ceiling grid and ceiling tile reflected improved average selling price. The unfavorable change in other reflected a decrease in freight of $1 million.
Operating profit was $31 million for the third quarter of 2016, an increase of $9 million, or 41%, from the third quarter of 2015. The increase reflected the following:

		Volume	Price	Cost
(millions)	$	$	$	$
Change to Q3 2016 from Q3 2015
Ceiling grid	$2	$—	$1	$1
Ceiling tile	6	—	1	5
Other	1
Total increase in operating profit	$9
The increase in operating profit reflected an increase in gross profit for both ceiling grid and ceiling tile. Improved gross profit for ceiling grid reflected higher average selling price and decreased per unit costs. The higher gross profit for ceiling tile reflected an increase in per unit average selling price and a decrease in per unit cost which was driven by lower natural gas prices and lower cost for raw materials. Also driving an increase in operating profit was a decrease in selling and administrative expenses due primarily to lower net compensation costs.
Canada:  Net sales of $13 million for the third quarter of 2016 remained unchanged as compared to the third quarter of 2015. Sales of ceiling tile increased $1 million offset by a decrease in sales of ceiling grid. Operating profit was $1 million for the third quarter of 2016 and unchanged from the third quarter of 2015.
Mexico / Latin America: Net sales of $8 million for the third quarter of 2016 decreased $1 million from the third quarter of 2015. Operating profit of $1 million decreased $1 million from the third quarter of 2015.
USG BORAL BUILDING PRODUCTS
The following reflects the net sales and operating profit as recorded by UBBP and the equity income recorded by USG.

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2016	2015	$	%	2016	2015	$	%
Net sales	$276	$250	$26	10%	$778	$742	$36	5%
Operating profit	41	30	11	37%	105	87	18	21%
Income from equity method investments - UBBP	14	12	2	17%	37	33	4	12%
Net sales for UBBP were $276 million in the third quarter of 2016 compared to $250 million for the third quarter of 2015. The increase of $26 million reflected increased plasterboard shipments in South Korea, Indonesia, Vietnam, India, and Australia and favorable impact of currency translation of $9 million. The increase is offset by weaker economies in China and Thailand. Plasterboard shipments increased 6% to 1.18 billion square feet for the third quarter of 2016 from 1.11 billion square feet for the third quarter of 2015. Additionally, volumes of metal studs increased 14%.
Operating profit of $41 million increased $11 million in the third quarter of 2016 compared to the third quarter of 2015. Operating profit in 2016 reflected improved margins in South Korea, Indonesia, Vietnam, and Australia, realized synergy savings and improved market acceptance of lightweight products offset by an impairment of long-lived assets in China of $8 million and an increase in selling and administrative expenses. The increase also reflected favorable currency impact of $2 million.
Our share of net income of UBBP, which is recorded in income from equity method investment, increased 17% in the third quarter of 2016 as compared to the third quarter of 2015. This increase reflected higher income recorded by UBBP and a favorable impact of foreign currency of $1 million.
Net sales in Asia and Australasia made up approximately 63% and 37%, respectively, of total net sales for UBBP. Net sales in South Korea, China, Thailand and Indonesia represented approximately 75% of Asia's net sales and plasterboard revenue accounted for approximately 70% of Asia's net sales.
CORPORATE
The operating loss for Corporate increased to $25 million in the third quarter of 2016 compared with $24 million in the third quarter of 2015 primarily due to increased costs for incentive compensation.
Liquidity and Capital Resources
As of September 30, 2016, we had $736 million of cash and cash equivalents and marketable securities compared with $672 million as of December 31, 2015. See discussion below under Cash Flows for explanation of the change in cash and cash equivalents. Our total liquidity as of September 30, 2016 was $1.073 billion (including $337 million of borrowing availability under our credit facility) compared to $967 million as of December 31, 2015 (including $295 million of borrowing availability under our credit facility).
We invest in cash equivalents and marketable securities pursuant to an investment policy that has preservation of principal as its primary objective. The policy includes provisions regarding diversification, credit quality and maturity profile that are designed to minimize the overall risk profile of our investment portfolio. The securities in the portfolio are subject to normal market fluctuations. See Note 7 to the consolidated financial statements for additional information regarding our investments in marketable securities.
Total debt, consisting of senior notes and industrial revenue bonds amounted to $1.977 billion ($1.989 billion in aggregate principal amount less $12 million of unamortized original issue discount and debt issuance costs) as of September 30, 2016 and $2.175 billion ($2.189 billion in aggregate principal amount less $14 million of unamortized original issue discount and debt issuance costs) as of December 31, 2015. During the nine months ended September 30, 2016, there were no borrowings under our revolving credit facility and no borrowings outstanding at period end.
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

	S&P	Moody's	Fitch
Corporate/Family rating	BB	Ba3	BB
Outlook	Positive	Positive	Stable
Guaranteed senior notes	BB	Ba3	BB+
All other notes and bonds	B+	B2	BB
Report date	July 19, 2016	August 1, 2016	August 29, 2016
The credit agreement allows for the borrowing of revolving loans and issuance of letters of credit (up to a maximum of $200 million at any time outstanding, in aggregate) by USG and its subsidiaries. The maximum principal amount of revolving loans and letters of credit that may be borrowed by USG may not exceed the lesser of (1) $450 million less the amount of outstanding loans and letters of credit owed by CGC and (2) the excess of (a) the domestic borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries minus (b) the amount, if any, by which the outstanding balance of loans and letters of credit owed by CGC exceeds the CGC borrowing base determined by reference to the trade receivables and inventory of CGC and certain Canadian subsidiaries at such time. The maximum principal amount of revolving loans and letters of credit that may be borrowed by CGC at any time may not exceed the lesser of (1) $50 million and (2) the sum of the CGC borrowing base determined by reference to the trade receivables and inventory of CGC and certain Canadian subsidiaries, plus the domestic borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries, minus the amount of outstanding loans and letters of credit owed by USG at such time. The borrowing base and, as a result, the borrowing availability, are expected to decrease by over 50% upon the sale of L&W.
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
The credit agreement contains a financial covenant that would require us to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 if the excess of the availability (as defined in the credit agreement) is less than an amount equal to 10% of the lesser of (a) the aggregate revolving commitment at such time and (b) the aggregate borrowing base at such time. We would be required to continue to comply with such financial covenant until the availability under the credit agreement exceeds such minimum threshold for 30 consecutive calendar days thereafter. As of September 30, 2016, our fixed charge coverage ratio was 1.38-to-1.0. Because we currently satisfy the required fixed charge coverage ratio, we are not required to maintain a minimum borrowing availability under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility as of September 30, 2016 were approximately $337 million.
In the first nine months of 2016, we repurchased $200 million of our 6.3% Notes, in open-market purchases for an aggregate consideration, including premiums and accrued interest, of $209 million. We expect to retire all of the remaining balance of these notes with cash on hand.
Our undistributed foreign earnings as of September 30, 2016 are considered permanently reinvested with the exception of earnings associated with the equity method investment in the Knauf-USG joint venture that was sold in December 2015. The amount of cash and cash equivalents held by our foreign subsidiaries was $152 million as of September 30, 2016 and would be subject to material repatriation tax effects.

CASH FLOWS
The following table presents a summary of our cash flows:

	Nine months ended September 30,
(millions)	2016	2015
Net cash provided by (used for):
Operating activities from continuing operations	$285	$127
Investing activities from continuing operations	105	3
Financing activities from continuing operations	(204)	(44)
Discontinued operations	9	25
Effect of exchange rate changes on cash	(3)	(7)
Net increase in cash and cash equivalents	$192	$104
Operating Activities: Net cash provided by operating activities was higher for the first nine months of 2016 compared to the first nine months of 2015 due to improved gross profit and lower selling and administrative expenses. Also driving the increase in operating cash flow was improved working capital. Our net cash outflow for accounts receivable, inventories, accounts payable, and accrued expenses of continuing operations was lower in 2016 compared to 2015. Cash outflows for accrued expenses in 2015 included $39 million pursuant to the settlement agreement with the direct purchaser class in the U.S. wallboard pricing class action lawsuit. Excluding this payment, 2016 still reflected lower net cash outflow driven by initiatives over accounts payable offset by increased outflow from accounts receivables due to organic growth in business.
As of September 30, 2016, working capital (current assets less current liabilities) amounted to $775 million, and the ratio of current assets to current liabilities was 1.95-to-1. As of December 31, 2015, working capital amounted to $408 million, and the ratio of current assets to current liabilities was 1.41-to-1.
Investing Activities: Net cash provided by investing activities was $105 million for the first nine months of 2016 compared to $3 million for the nine months ended September 30, 2015. The first nine months of 2015 included a net deposit of $9 million into a settlement fund escrow account pursuant to settlement agreements with the indirect purchaser classes in the U.S. wallboard pricing class action lawsuits, which were settled in the fourth quarter of 2014.
The cash inflow from the net activity of purchases and sales or maturities of marketable securities increased to $127 million for the nine months ended September 30, 2016 from $36 million for the nine months ended September 30, 2015. This reflected increased sales of marketable securities in the first nine months of 2016 to fund the redemption of our 6.3% Notes. Capital expenditures amounted to $44 million in the first nine months of 2016 compared with $67 million in the first nine months of 2015.
Approved capital expenditures for the replacement, modernization and expansion of operations, including Advanced Manufacturing initiatives, totaled $108 million as of September 30, 2016 compared with $33 million as of December 31, 2015.
Financing Activities: Net cash used for financing activities for the first nine months of 2016 was $204 million compared to $44 million for the first nine months of 2015. The cash used in 2016 reflected $205 million paid to repurchase $200 million of our 6.3% Notes in the open market. The cash used in 2015 included $365 million paid to repurchase $350 million of our 8.375% Notes plus tender premium and $21 million paid to repay our ship mortgage facility offset by the $344 million of proceeds received from the issuance of $350 million of 5.50% Senior Notes, net of debt issuance fees.
Discontinued Operations: Net cash provided by discontinued operations for first nine months of 2016 was $9 million compared to $25 million for the first nine months of 2015. The decrease reflected higher cash outflows for accounts receivable and inventories offset by higher cash inflow for accounts payable.
DEFINED BENEFIT PLANS
During the first nine months of 2016, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $6 million to our pension plan in Canada, and $8 million, in aggregate, to certain other domestic plans. We expect to make total contributions to our pension and postretirement plans in 2016 of approximately $65 million.
After the completion of the sale of L&W to ABC Supply, we will retain responsibility for the benefits payable to employees of L&W for the benefits accrued while employed by USG from the USG pension and postretirement plans. Additionally, after the sale, we may make an incremental contribution to the USG Corporation Retirement Plan.

LIQUIDITY OUTLOOK
In the first nine months of 2016, our investing cash outflows included $44 million of capital expenditures. In total for 2016, we plan to spend approximately $90 million on capital expenditures in the normal course of business. We expect to fund these expenditures with cash from operations or cash on hand, and, if determined to be appropriate and available, borrowings under our revolving credit facility.
Interest payments, based on our current level of outstanding debt, are expected to remain at approximately $151 million in 2016 compared with $158 million in 2015 primarily due to the repurchase of $200 million of our 6.3% Notes in the first nine months of 2016 and through the date of filing, as well as the expected redemption, subject to the closing of the L&W sale, of our $250 million 7.875% Senior Notes due 2020, or 7.875% Notes, and our $350 million 5.875% Senior Notes due 2021, or 5.875% Notes, in the fourth quarter of 2016. Additionally, as a result of the debt upgrade on July 19, 2016 from Standard & Poor's Financial Services LLC, the effective interest rate on our 7.75% Senior Notes due 2018 decreased from 9.75% to 9.5%.
The outstanding balance of $300 million of the 6.3% Notes is classified in the "Current portion of long-term debt" on our accompanying consolidated balance sheets. We expect to retire all of these notes with cash on hand. We expect to continue to evaluate opportunities to retire or repurchase the 6.3% Notes prior to their maturity on November 15, 2016 in open market purchases or privately negotiated transactions.
Upon the receipt of net proceeds from the sale of L&W, we expect to repay $250 million of our 7.875% Notes and $350 million of our 5.875% Notes. Additionally, we expect to pay $25 million in associated premiums as a result of early redemptions. Additionally, we may make an incremental contribution to our retirement plan, above the $65 million already planned and disclosed in Note 12 to the consolidated financial statements.
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
In the event certain U.S. Dollar denominated performance targets are satisfied by UBBP, we will be obligated to pay Boral scheduled earnout payments in an aggregate amount up to $75 million, comprised first of $25 million based on performance during the first three years and then up to $50 million based on performance during the first five years. Upon inception of the joint ventures, we recorded a liability representing the present value of the first earnout payment. During the second quarter of 2016, we concluded that it was no longer probable that the three-year performance target will be achieved and, consequently, we reversed the liability with a corresponding reduction to our investment. We have not recorded a liability for the second earnout payment as we have concluded that it is currently not probable that the five-year performance target will be achieved. See Note 4 to the consolidated financial statements for additional information.
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
Realization of Deferred Tax Asset
As of September 30, 2016, we had federal NOL carryforwards of approximately $1.525 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032. In addition, as of that date, we had federal AMT credit carryforwards of approximately $40 million that are available to reduce future regular federal income taxes over an indefinite period.
As of September 30, 2016, we had a deferred tax asset related to our state NOLs and tax credit carryforwards of $220 million, of which $27 million will expire in 2016. The remainder will expire if unused in years 2017 through 2035. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of September 30, 2016, against which we have maintained a valuation allowance.
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
As of December 31, 2015, our net deferred tax assets of $723 million were offset by a valuation allowance of $75 million. The remaining valuation allowance primarily related to certain state net operating losses that we anticipate will not be used prior to their expiration. During the first nine months of 2016, consistent with the above process, we made no adjustments to the valuation allowance against our deferred tax assets of $75 million.
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
In the third quarter of 2015 United States Gypsum Company was served with a federal grand jury subpoena requesting the production of company records in connection with a federal investigation of the gypsum drywall industry. Two former employees of USG have also been served with subpoenas. We believe the investigation, although a separate proceeding, is related to the same events at issue in the litigation discussed above. We are fully cooperating with the grand jury investigation. We believe we acted in full compliance with the law, and we do not expect the resolution of this matter to result in any material effect on our business, financial position, liquidity or results of operations; however, we can provide no assurances as to the scope, timing, or outcome of any such investigation.
See Note 17 to the consolidated financial statements for further information regarding the foregoing lawsuits and other legal matters.

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the Securities and Exchange Commission on February 10, 2016, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2016.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions. Any forward-looking statements represent our views only as of the date of this report and should not be relied upon as representing our views as of any subsequent date. We assume no obligation to update any forward-looking information contained in this report. Forward-looking statements include, but are not limited to, statements under the following headings:

•
“Management’s Discussion and Analysis” about: (a) recent developments, including the expected closing of the sale of L&W to ABC Supply and use of proceeds, (b) market conditions and outlook, including (i) anticipated growth in new residential and nonresidential construction, repair and remodel spending, and the construction industries in Canada, Mexico and the UBBP territory, (ii) industry shipments of gypsum, demand for gypsum wallboard and industry capacity utilization rate and (iii) our gypsum wallboard selling prices and margins; (c) expected contributions to our pension plans; (d) our liquidity outlook, including our capital expenditure plans, expected interest payments, our intention and ability to retire outstanding debt, UBBP’s dividend policy and our intended use of dividend funds received, including UBBP’s ability to self-fund, and cash requirements and adequacy of resources to fund them; and (e) the outcome and effect of ongoing and future legal and governmental proceedings;

•	“Legal Proceedings” about the outcome and effect of ongoing and future legal and governmental proceedings; and

•
“Risk Factors” about: (a) the diversification of L&W's supplier base following the sale of L&W and our efforts to address the potential loss of sales to L&W; and (b) the expected timeline and ability to close on the sale of L&W, and impact if the sale is not completed.

Some of the risk factors that affect our business and financial results are discussed under “Risk Factors” in this report and in our most recent Annual Report on Form 10-K. We wish to caution the reader that actual business, market or other conditions, including the “Risk Factors” discussed in our most recent Annual Report on Form 10-K and those described elsewhere in this report or in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 17 to the consolidated financial statements for additional information regarding legal proceedings.
ITEM 1A. RISK FACTORS
There is no material change in the information reported under "Part I-Item 1A-Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 except for the additional Risk Factors below:
Our future operating results could be negatively impacted by any significant decrease of product sales in the gypsum specialty dealer channel following the sale of L&W.
L&W Supply Corporation, or L&W, is currently our largest customer in the gypsum specialty dealer channel, purchasing approximately 25% of U.S. Gypsum’s wallboard production in fiscal 2015, among other products we manufacture. Specialty dealers often have multiple suppliers for product categories. Following the sale of L&W to American Builders & Contractors Supply Co., Inc, or ABC Supply, we believe L&W will diversify its supplier base, resulting in a reduction in our sales to L&W which we may not be able to replace with sales to other customers. In connection with the closing of the sale of L&W, we will enter into a supply agreement that provides for L&W to purchase minimum volumes of our wallboard and certain other products over the near term, with volume minimums stepping down for those products over time. We intend to address any potential loss of sales to L&W both during and after the term of the supply agreement by growing our business with current customers and serving new customers. However, our efforts to replace any potential loss of sales to L&W may not be successful, and we may experience market share loss or unfavorable pricing, in which case our net sales, operating results and cash flows may be materially and adversely impacted.
We are at risk that the sale of L&W Supply is delayed or does not close.

Although we expect to close on the sale of L&W to ABC Supply on October 31, 2016, we face risks and uncertainties related to the sale, which include: (i) satisfaction of the remaining conditions to closing, including the absence of a material adverse effect on the business of L&W and its subsidiaries; and (ii) each party having the ability to consummate the transaction, including ABC Supply obtaining financing from its lenders. There can be no assurance that the sale of L&W will be completed as contemplated or at all. If the sale is not completed as currently contemplated it may impact our operating results and our ability to execute on our long-term strategic plan, including our debt reduction plans.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, two of our non-employee directors deferred all or a portion of their quarterly retainer for service as a director that was payable on September 30, 2016 into a total of approximately 1,637 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.

ITEM 6. EXHIBITS

2.1
Sale and Purchase Agreement, by and between USG Corporation and American Builders & Contractors Supply Co., Inc., dated August 27, 2016 (incorporated by reference to Exhibit 2.1 to USG Corporation's Amendment No. 1 to Current Report on Form 8-K dated August 29, 2016)**

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of income for the three and nine months ended September 30, 2016 and 2015, (2) the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, (3) the consolidated balance sheets as of September 30, 2016 and December 31, 2015, (4) the consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith
**
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
Jeanette A. Press,
Vice President, Controller and Principal Accounting Officer

October 25, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1
Sale and Purchase Agreement, by and between USG Corporation and American Builders & Contractors Supply Co., Inc., dated August 27, 2016 (incorporated by reference to Exhibit 2.1 to USG Corporation's Amendment No. 1 to Current Report on Form 8-K dated August 29, 2016)**

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of income for the three and nine months ended September 30, 2016 and 2015, (2) the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, (3) the consolidated balance sheets as of September 30, 2016 and December 31, 2015, (4) the consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith
**
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