Form 10-K
period 2016-12-31
USG CORP
filed 2017-02-08
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes   ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the New York Stock Exchange closing price on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,346,467,078. Solely for this purpose, directors, executive officers and greater than 10% record shareholders are considered the affiliates of the registrant.
The number of shares of the registrant’s common stock outstanding as of January 31, 2017 was 146,182,904.

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
General
USG, through its subsidiaries, is a leading manufacturer of building materials and innovative solutions. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets and the markets in Asia and Australasia. Our expansion via two 50/50 joint ventures we formed in 2014 with Boral Limited, referred to as USG Boral Building Products, or UBBP, into the markets of Asia, Australasia, and the Middle East has significantly increased our exposure to the economic conditions in those areas.
The effects of market conditions on our operations are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
On October 31, 2016, we completed the sale of L&W Supply Corporation, or L&W, to American Builders & Contractors Supply Co., Inc., or ABC Supply, for $675 million inclusive of the final working capital adjustment. We recognized a gain of $279 million on the transaction. Additionally, we entered into a supply agreement with L&W that governs sales of wallboard and certain other products from USG to L&W.
During 2016, we retired $1.1 billion of outstanding debt consisting of our 6.3% Senior Notes due 2016, our 7.875% Senior Notes due 2020 and our 5.875% Senior Notes due 2021, and recorded a pre-tax loss on the early extinguishment of debt of $37 million.
Segments
Our operations are organized into three reportable segments: Gypsum, Ceilings and UBBP. As a result of the presentation of L&W as a discontinued operation, the results of L&W, which consisted of all of our Distribution segment, have been excluded from segment results. Additionally, the results of our Gypsum and Ceilings segments have been revised to reflect only the sales of USG products from Gypsum and Ceilings to L&W that have been sold by L&W outside the consolidated group prior to October 31, 2016. All sales to L&W subsequent to the close of the transaction are included in net sales.
The net sales of Gypsum and Ceilings accounted for approximately 83% and 17%, respectively, of our 2016 consolidated net sales. UBBP is accounted for as equity method investments, and thus, net sales of UBBP are not included in consolidated net sales.
Gypsum
BUSINESS
Our Gypsum segment manufactures and markets gypsum and related products in the United States, Canada and Mexico. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, CGC Inc., or CGC, in Canada, USG Mexico, S.A. de C.V., or USG Mexico, and subsidiaries in Latin America. U.S. Gypsum is the largest manufacturer of gypsum wallboard in the United States and accounted for approximately 25% of total industry shipments of gypsum board (which includes gypsum wallboard, other gypsum-related paneling products and imports) in the United States in 2016. CGC accounted for approximately 42% of Canadian domestic shipments and is the largest manufacturer of gypsum wallboard in eastern Canada. USG Mexico is the largest manufacturer of gypsum wallboard in Mexico with more than 50% market share in 2016.
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
USG Sheetrock® Brand UltraLight Panels accounted for 66% of all of our wallboard shipments in the United States in 2016, 65% in 2015 and 63% in 2014.
MANUFACTURING
Gypsum manufactures products at 41 plants located throughout the United States, Canada, Mexico, and Latin America.
Gypsum rock is mined or quarried at 12 company-owned locations in North America. Our mines and quarries provided approximately 49% of the gypsum used by our plants in North America in 2016.
Some of our manufacturing plants purchase or acquire synthetic gypsum and natural gypsum rock from outside sources. In 2016, outside sources of synthetic gypsum and natural gypsum rock accounted for approximately 42% and 9%, respectively, of the gypsum used in our plants.
Synthetic gypsum is a byproduct of flue gas desulphurization carried out by electric generation or industrial plants that burn coal as a fuel. The suppliers of this kind of gypsum are primarily power companies, which are required to operate scrubbing equipment for their coal-fired generating plants under federal environmental regulations. We have entered into a number of long-term supply agreements to acquire synthetic gypsum. Six of our 21 gypsum wallboard plants in operation use synthetic gypsum for all of their needs, while another six use it for a portion of their needs. Certain power companies have switched to using natural gas instead of coal for their electric generation needs. In the event more power companies switch to using natural gas instead of coal, the availability of synthetic gypsum may decrease which could result in an increase to our cost. See Item 1A, Risk Factors.
We produce wallboard paper at four company-owned production facilities located in the United States. Vertical integration in paper helps to ensure a continuous supply of high-quality paper that is tailored to the specific needs of our production processes. We augment our paper needs through purchases from outside suppliers when necessary. We did not make any material purchases of paper from outside suppliers in 2016.

MARKETING AND DISTRIBUTION
Our gypsum products are marketed and distributed through specialty wallboard distributors, building materials dealers, home improvement centers and other retailers and contractors. Sales of gypsum products are seasonal in the sense that sales are generally greater from spring through the middle of autumn than during the remaining part of the year.
Based on our estimates using publicly available data, internal surveys and industry shipment data for gypsum board, as reported by the Gypsum Association, we estimate that during 2016 volume demand for gypsum board was generated by:

•	residential and nonresidential repair and remodel activity of about 50%,

•	new residential construction of about 39%,

•	new nonresidential construction of about 6%, and

•	other activities, such as exports and temporary construction of about 5%.
COMPETITION
Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 25.0 billion square feet in 2016, up approximately 12% from 22.3 billion square feet in 2015. U.S. Gypsum’s share of the gypsum board market in the United States, which includes for comparability its shipments of USG Sheetrock® brand gypsum wallboard, Fiberock® brand gypsum fiber panels and Securock® brand glass mat sheathing, was approximately 25% in 2016, down 1.3% from 2015.
The principal methods of competition are quality and range of products, including introduction of new products, location, pricing, compatibility of systems and product design features. Our principal competitors are as follows:

	United States	Canada	Mexico
National Gypsum Company	x
CertainTeed Corporation (a subsidiary of Compagnie de Saint-Gobain SA)	x	x
Georgia-Pacific (a subsidiary of Koch Industries, Inc.)	x	x
American Gypsum Company LLC (a unit of Eagle Materials Inc.)	x
Continental Building Products, Inc.	x
PABCO Gypsum (a division of PABCO Building Products)	x
Cabot Gypsum Company		x
Panel Rey, S.A. (a Grupo Promax Company)	x		x
Plaka (a unit of Comex)			x
Ceilings
BUSINESS
Our Ceilings segment manufactures and markets interior systems products in the United States, Canada, Mexico, and Latin America. Ceilings includes USG Interiors, LLC, or USG Interiors, in the United States, CGC in Canada, USG Mexico and subsidiaries in Latin America. Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. We estimate that we are the second-largest manufacturer of ceiling grid and acoustical ceiling tile.

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

MANUFACTURING
Ceilings manufactures products at 8 plants located in the United States and Canada. Principal raw materials used to produce Ceilings’ products include mineral fiber, steel, perlite and starch. We produce some of these raw materials and obtain others from outside suppliers.
MARKETING AND DISTRIBUTION
Ceilings sells products primarily in markets related to the construction and renovation of nonresidential buildings. During 2016, approximately:

•	71% of Ceilings’ net sales were from repair and remodel activity, primarily nonresidential,

•	27% of its net sales were from new nonresidential construction, and

•	2% of its net sales were from new residential construction.
Products are marketed and distributed through a network of distributors, installation contractors and home improvement centers. Sales of Ceilings’ products are seasonal in nature and are generally weaker in the fourth quarter of the calendar year as compared to the preceding three quarters.
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
PRODUCTS
UBBP manufactures and distributes products for wall, ceiling, floor lining and exterior systems that utilize gypsum wallboard, referred to as plasterboard in the region in which UBBP operates, mineral fiber ceiling tiles, steel grid and joint compound. UBBP's significant brand names include USG Boral Sheetrock® premium plasterboard, USG Boral NextGen®, Elephant®, Jayaboard®, Durock® and Donn® DX®, the world’s most widely specified and installed ceiling suspension system. UBBP launched USG Boral Sheetrock® products, which leverages the technology in USG Sheetrock®, in Australia, South Korea, Indonesia, Vietnam, China and Thailand. UBBP is able to sell USG Boral Sheetrock® at a premium price in some markets and conversion rates continue to increase, which is led by Australia with a conversion rate above 75%.

MANUFACTURING
UBBP has 23 plasterboard lines, 3 gypsum mines and 36 other non-board lines for metal products, metal ceiling grid, ceiling tile, joint compound, and cornice throughout twelve countries in Asia, Australasia and the Middle East.
Executive Officers of the Registrant
See Part III, Item 10, Directors, Executive Officers and Corporate Governance - Executive Officers of the Registrant (as of February 8, 2017).
Other Information
RESEARCH AND DEVELOPMENT
To contribute to our high standards and our leadership in the building materials industry, we perform extensive research and development at the USG Corporate Innovation Center in Libertyville, Illinois, using open innovation models and outside partnerships. Research team members collaborate with suppliers, universities and national research laboratories to provide product support and to develop new products and technologies for our operating units. With fire, acoustical, structural and environmental testing capabilities, the research center allows us to conduct our own on-site evaluation of products and systems. Chemical analysis and materials characterization support product development and safety/quality assessment programs. Development activities can be taken to an on-site pilot plant before being transferred to a full-size plant. Research and development activities have been focused on customer preferred system solutions. We expense research and development expenditures as incurred. These expenditures amounted to $24 million, $23 million and $23 million in 2016, 2015 and 2014, respectively. UBBP also operates a research and development center in Thailand.
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
SIGNIFICANT CUSTOMERS
On a worldwide basis, for each of the years ended December 31, 2016, 2015, and 2014, The Home Depot accounted for 23%, 23% and 22% of our net consolidated sales, respectively, and L&W accounted for 19%, 18% and 18% of our consolidated net sales, respectively. Both our Gypsum and Ceilings segments had net sales to these customers in each of those years.
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
As of December 31, 2016, we had approximately 6,600 employees worldwide in our wholly-owned subsidiaries.
See Note 14 to the consolidated financial statements in Part II, Item 8 of this report for financial information pertaining to net sales and long-lived assets by geographic region and net sales, operating profit and total assets by our segments, and Item 1A, Risk Factors, for information regarding the risks associated with conducting business in international locations, as well as the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.
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
Our business, financial condition, operating results and cash flows are subject to various risks and uncertainties. We have described below significant factors that may adversely affect us and our industry. You should carefully consider these factors, together with all of the other information in this annual report on Form 10-K and in other documents that we file with the SEC, before making any investment decision about our securities.
Our businesses are cyclical, regional and seasonal in nature and subject to industry downturns.
Our businesses are cyclical and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. Housing starts and new nonresidential construction in the United States continued to recover but remained relatively flat in 2016 and still remain low by historical standards and the residential and nonresidential repair and remodel market experienced only modest increases over the past several years. Moreover, we operate in a variety of regional markets so our businesses are subject not only to general economic conditions but also to localized economic conditions in each of those regional markets. Housing and construction-based markets are impacted by broader economic circumstances, including employment, household formation, home ownership rate, existing home price trends, availability of mortgage financing, interest rates, consumer confidence, job growth and discretionary business investment, and these markets may not continue to recover or may experience a downturn. Adverse conditions in the markets or regions where we operate, or the failure of these markets or regions to return to historical levels, may have a material adverse effect on our business, financial condition, operating results and cash flows.
In addition, our businesses are seasonal, which has caused in the past, and will likely cause in the future, our quarterly results to vary significantly. Unfavorable weather conditions, such as snow or heavy rainfall, will likely reduce construction activity and adversely affect demand for our products. In particular, unfavorable weather conditions during peak construction periods, which may become more common due to the impact of climate change, could have a negative impact on our operating results.
We may not be able to maintain current price levels, or achieve price increases, for our products.
Prices for our products are affected by overall supply and demand in the markets for our products and differ by region. Market prices of building products historically have been volatile and cyclical. Currently, there is excess wallboard production capacity industry wide in the United States. Increases in the production capacity of any of our competitors, the entry of new competitors in our markets, or reductions in demand could lead to a reduction in prices and adversely affect our business, financial condition, operating results and cash flows. We implemented a price increase for wallboard effective in January 2017, however it is uncertain whether we will be able to maintain any increase in our selling prices or implement additional increases in 2017. If we are unable to maintain or implement price increases, our net sales, operating results and cash flows may be materially and adversely impacted.
We are dependent on sales to our major customers.
We face strong competition for our major customers. As is customary in our industry, we generally do not enter into long-term contracts with our customers, who may choose to reduce, delay or cancel purchases of our products at any time. If one or more of our major customers reduces, delays or cancels substantial orders, our business, financial condition, operating results and cash flows may be materially and adversely affected, particularly for the period in which the reduction, delay or cancellation occurs and also possibly for subsequent periods.
L&W is currently our largest customer in the gypsum specialty dealer channel, purchasing approximately 25% of our wallboard production in 2016, among other products we manufacture. Specialty dealers often have multiple suppliers for product categories. Following the sale of L&W, we believe L&W will diversify its supplier base, resulting in a reduction in our sales to L&W which we may not be able to replace with sales to other customers or may only be able to replace at lower prices. In connection with the closing of the sale of L&W, we entered into a supply agreement that provides for L&W to purchase minimum volumes of our wallboard and certain other products over the near term, with volume minimums generally stepping down for those products over time. We intend to address any potential loss of sales to L&W both during and after the term of the supply agreement by growing our business with current customers and serving new customers. However, our efforts to replace any potential loss of sales to L&W may not be successful, and we may experience market share loss or unfavorable pricing, in which case our net sales, operating results and cash flows may be materially and adversely impacted.

The number of our customers with significant buying power is increasing.
Certain of our important customers are large companies with significant buying power. In addition, consolidation currently taking place in the specialty gypsum dealer market will likely further enhance the ability of certain of our customers to seek more favorable terms, including pricing, for the products that they purchase from us. Accordingly, our ability to maintain or raise prices in the future may be limited, including during periods of raw material and other cost increases. If we are forced to reduce prices or to maintain prices during periods of increased costs, or if we lose customers because of pricing or other methods of competition, our revenues, financial condition, operating results and cash flows may be materially and adversely affected.
We operate in highly competitive markets.
The markets for our products are very competitive. Principal methods of competition include quality and range of products, including introduction of new products, location, pricing, compatibility of systems and product design features. Further, our ability to effectively compete varies by region. Actions of our competitors, or the entry of new competitors in our markets, could lead to lower pricing by us in an effort to maintain or grow our sales, negatively affect our product sales mix or lead to lower demand for our products. To achieve and/or maintain leadership positions in key product categories, we must continue to develop brand recognition and loyalty, enhance product quality and performance, introduce new products and improve our manufacturing capabilities. In addition, a number of our competitors are privately-held companies who do not incur the additional costs and reporting obligations of being a public company, which may enable those companies to compete more effectively than us.
Our facilities may experience unexpected operational difficulties or catastrophic events.
Our facilities may be forced to cease operations unexpectedly due to equipment failures or events beyond our control, such as fires, floods, earthquakes or other environmental catastrophes. Any downtime or facility damage may hinder our ability to meet customer demand and reduce our sales and could require that we make significant capital expenditures. Several of our plants, and production lines within our plants, are dedicated to specific products. If any of those plants or lines is unable to operate for a prolonged period, it would reduce our ability to effectively compete in the markets for those products, which could materially and adversely affect our business, financial condition, operating results and cash flows.
Increased costs, or decreased availability, of key raw materials or energy will increase our cost of products sold.
The cost and availability of raw materials and energy are critical to our operations. For example, we use substantial quantities of gypsum, synthetic gypsum, wastepaper, mineral fiber, steel, perlite and starch. The cost of certain of these items has been volatile, and availability has sometimes been limited. We obtain some of these materials from a limited number of suppliers or sole source suppliers, which increases the risk of unavailability. We may not be able to pass increased raw material or energy prices on to our customers in the future if the market or existing agreements with our customers do not allow us to raise the prices of our finished products. If price adjustments for our finished products significantly trail the increase in raw material or energy prices, or if we cannot effectively hedge against price increases, our operating results and cash flows may be materially and adversely affected.
Approximately 42% of the gypsum used in our wallboard plants is synthetic gypsum. Six of our 21 gypsum wallboard plants in operation use synthetic gypsum for all of their needs, while another six use it for some of their needs. The suppliers of synthetic gypsum are primarily power companies, and certain power companies have switched to using natural gas instead of coal for their electric generation needs. In addition, existing or future changes in environmental regulations may make it more difficult or costly for power companies to burn coal, which may result in a further shift away from coal-based sources of energy. In the event more power companies switch to using natural gas instead of coal, the availability of synthetic gypsum may decrease. We could incur substantial costs in connection with any significant reduction in the availability of synthetic gypsum, including costs to convert our plants to use natural gypsum, which may materially and adversely affect our business, financial condition, operating results and cash flows.
We use natural gas extensively in the production of gypsum and ceilings products in the United States, Canada and Mexico. The price of natural gas can fluctuate significantly because of fundamentals, weather, environmental or other regulatory changes, which can materially impact our hedge portfolio and our results of operations for a particular period. In an attempt to reduce our price risk related to fluctuations in natural gas prices, we enter into hedging agreements using swaps for natural gas purchases in the United States and Canada. Any substantial or extended decline in prices of, or demand for, natural gas that has been hedged could cause our production costs to be greater than those of our competitors. A significant production cost differential could have a material adverse effect on our business, financial condition, operating results and cash flows.

We do not have majority control over UBBP, which involves risks not otherwise present when we operate our business through wholly-owned entities.
A substantial portion of our international operations are conducted through 50/50 joint ventures with Boral Limited, or Boral. These joint ventures are referred to as UBBP. UBBP involves risks not otherwise present when we operate our business through wholly-owned entities, including:

•
Certain major decisions with respect to UBBP require the majority or unanimous approval of the joint ventures’ boards or shareholders. Boral may have economic or other business interests or goals that are or become inconsistent with ours, and we may not be able to obtain approval of certain matters that would be in our best interests. In addition, we may be required to spend additional resources to resolve any dispute with Boral, which could have an adverse impact on the operations and profitability of UBBP.

•
A deadlock with respect to certain fundamental decisions may result in the triggering of a sale process of UBBP. In such a case, the terms of the sale may be less attractive than if we had held onto our investment.

•
UBBP is operated in accordance with the terms of a Shareholders Agreement that limits our ability to transfer our interest in UBBP. As a result, we may be unable to sell our interest in UBBP when we would otherwise like.

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

•
In certain circumstances, a capital call may be issued to the shareholders of UBBP in order to obtain additional funding for the joint ventures' operations. If we do not provide capital and Boral does, Boral may receive additional shares in UBBP, thereby diluting our interest and diminishing our rights under the Shareholders Agreement. Further, although we intend for UBBP to be self-funding, we may nonetheless determine in the future that we need to provide additional capital in order for UBBP to continue operating.

•
Boral may become insolvent, refuse to make additional capital contributions or fail to meet its obligations under the Shareholders Agreement or the two share sale and subscription agreements entered into with Boral, which may result in certain liabilities to us.

•
In the event we exit UBBP, we may be restricted from competing in certain markets, many of which we anticipate to be high-growth markets, until the later of the third anniversary of our exit and ten years from the commencement of UBBP.

•
UBBP relies in part on new products and technology we develop. UBBP is contractually entitled to some, but not all, of our new products. If UBBP is unable to successfully implement new products to which it has a license, or if we are unable to agree on the terms for the contribution of new technology to UBBP, the joint ventures may not be able to effectively compete or grow their businesses.

•
UBBP is required to protect our licensed trade secrets and confidential intellectual property in its territory, which includes countries where there is a high risk of intellectual property loss.  If UBBP is not diligent with its protections and competitors acquire our trade secrets and confidential intellectual property, then there may be a material adverse impact on our business both inside and outside of UBBP’s territory.

If any of these risks were to materialize, our business, financial condition, operating results and cash flows could be materially and adversely impacted.

Our international operations expose us to risks that would not otherwise be present in our U.S. operations.
International business operations, including through UBBP, and our operations in Canada and Mexico, are becoming increasingly important to our future operations, growth and prospects. Further, it is a strategic priority of ours to continue to grow and diversify our earnings by expanding in select emerging markets. Our foreign operations and our international expansion strategy subject us to a number of risks, including:

•	sensitivity to general economic conditions in each of the countries in which we or UBBP operate, including, in particular, the housing and construction-based markets;

•	compliance with United States laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act or similar anti-bribery laws and regulations;

•	compliance with a variety of local laws and regulations, including environmental and safety laws and regulations

•	changes in tax laws and the interpretation of those laws;

•	imposition of more or new tariffs, quotas, trade barriers, and similar restrictions on our sales outside the United States, including cross-border intercompany sales;

•	fluctuations in currency values and the impact on our consolidated and segment results;

•	changes in foreign currency exchange controls;

•	discriminatory or conflicting fiscal policies;

•	difficulties enforcing intellectual property and contractual rights, and securing information and infrastructure, in certain jurisdictions;

•	greater risk of uncollectible accounts and longer collection cycles; and

•	nationalization of properties by foreign governments.
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
Our success is dependent on our ability to innovate and protect our intellectual property and other proprietary rights.
We maintain a leadership position and price premium in part because of our innovation and introduction of new products. As a result, our success also depends, in part, upon securing and enforcing our intellectual property rights. We rely on a combination of contractual rights, patent, copyright, trademark and trade secret laws to establish and protect our intellectual property. Despite our efforts to safeguard and maintain our intellectual property, the steps we have taken may be inadequate. Existing trade secret, patent, trademark and copyright laws offer only limited protection, and our patents could be invalidated or circumvented. In addition, others may develop substantially equivalent or superseding proprietary technology, or competitors may offer similar competing products that do not infringe on our intellectual property rights, thereby substantially reducing the value of our proprietary rights. Moreover, the laws of some foreign countries in which our products are or may be manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States. This risk may be heightened in connection with our investments in UBBP, because it results in the use of our intellectual property in additional foreign jurisdictions, some of which lack robust or accessible intellectual property protection enforcement mechanisms.
We intend to continue making investments in research and development to develop new and improved products and more efficient production methods in order to maintain our market leadership position. If we do not make these investments, or our investments are not successful, our revenues, operating results and market share may be materially and adversely affected.
Capital expenditures to maintain our market leadership position and expand our businesses may not achieve their intended results.
In order to standardize and automate production across our Gypsum and Ceilings businesses, we are investing in capital improvement projects, including an anticipated $300 million investment in advanced manufacturing over four years, which we believe will materially improve our operating results. In addition, many of our facilities have been in operation for many years and require capital expenditures to maintain optimal efficiency. Future downturns in our industry or businesses may prevent us from having the funds necessary to make anticipated capital expenditures, and there may be delays or cost increases in completing these projects. Further, our return on investment from our advanced manufacturing investments or other capital expenditures may not be sufficient to recover the expenses associated with these initiatives and we may not achieve the expected economic and competitive advantages.
A disruption in our information technology systems due to a catastrophic event or security breach could interrupt or damage our operations.
In the conduct of our business we collect, use, transmit and store data on information systems, which are vulnerable to an increasing threat of continually evolving cyber security risks. Any security breach or compromise of our information systems could significantly damage our reputation, cause the disclosure of confidential customer, employee, supplier or company information, including our intellectual property, and result in significant losses, litigation, fines and costs. The security measures we have implemented to protect against unauthorized access to our information systems and data may not be sufficient to prevent breaches. The regulatory environment related to information security, data collection and privacy is evolving, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.
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
Significant changes in factors and assumptions used to measure our defined benefit plan obligations, actual investment returns on pension assets and other factors could negatively impact our operating results and cash flows.
We maintain pension and postretirement plans throughout the world, with the most significant plans located in the U.S. The recognition of costs and liabilities associated with these plans for financial reporting purposes is affected by assumptions made by management and used by actuaries engaged by us to calculate the benefit obligations and the expenses recognized for these plans. The inputs used in developing the required estimates are calculated using a number of assumptions, which represent management’s best estimate of the future. The assumptions that have the most significant impact on reported results are the discount rate, the estimated long-term return on plan assets for the funded plans, retirement rates, and mortality rates and, for postretirement plans, the estimated inflation in health care costs. These assumptions are generally updated annually.
Our pension plans were underfunded by $175 million as of December 31, 2016.  Our unfunded postretirement plan liabilities were approximately $135 million as of December 31, 2016. In recent years, the declining interest rates and changes to mortality assumptions have negatively impacted the funded status of our pension and postretirement plans. In addition, volatile asset performance, most notably since 2008, has also negatively impacted the funded status of our pension plans. Funding requirements for our pension plans may become more significant. If our cash flows and capital resources are insufficient to fund our pension and postretirement plans obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness.
Compliance with environmental and safety laws and regulations could cause us to make modifications to how we manufacture our products, and could also require that we make significant capital investments or otherwise increase our costs.
We operate 49 plants in the United States, Canada, Mexico, and Latin America and 12 mines and quarries in North America. As a result, we are subject to numerous federal, state, local and foreign laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, the management and disposal of hazardous materials and wastes, and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations. If we were to fail to comply with these laws, regulations or permits, we could incur fines, penalties or other sanctions and be subject to private litigation. In addition, in the past we have been, and in the future could be, held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. Further, new environmental and safety laws and regulations may cause us to incur material expenses relating to compliance, impact the availability and cost of raw materials and have a material and adverse impact on our operations and results.
The U.S. Congress, several states and the international community are considering measures to reduce emission of greenhouse gases, or GHGs, including carbon dioxide and methane. Some states and provinces have already adopted GHG regulation or legislation. In 2015, following a finding by the U.S. EPA that certain GHGs represent an endangerment to human health, the U.S. EPA issued its final Clean Power Plan, under which the U.S. EPA will set state-specific goals for GHG emissions reductions. If the rules regulating GHG emissions remain in place and withstand legal challenge, they could affect future expansions or modifications at all of our U.S. wallboard and ceiling tile plants and paper mills and may require that we incur significant costs to satisfy permitting requirements. In addition, enactment of new climate control legislation, regulatory initiatives or treaties impacting the locations where we conduct business could have a material adverse effect on our operations. For example, any new legislation, such as a “carbon tax” on energy use or establishing a “cap and trade”, could materially and adversely increase the cost of energy used in our manufacturing processes. Further, stricter regulation of emissions might require us to install emissions controls or other equipment at some or all of our manufacturing facilities, requiring significant additional capital investments.
Legal challenges to the U.S. EPA’s final rule regarding the use of synthetic gypsum, or subsequent state legislation, could also result in laws or regulations that adversely affect the classification, use, storage and disposal of synthetic gypsum. Such laws or regulations may require significant capital investments to convert those plants and lines that use synthetic gypsum to natural gypsum.
Legal and governmental proceedings, including those involving antitrust, tax, environmental, intellectual property or other matters, may result in significant costs.
We are subject to litigation and governmental proceedings in the normal course of business, including, but not limited to, a federal grand jury investigation of the gypsum drywall industry, and could become subject to additional claims in the future, some of which could become material. It may also be necessary to initiate legal proceedings in order to defend and enforce our proprietary rights. The outcome of existing legal and governmental proceedings may differ from our expectations because the outcomes of litigation and governmental proceedings are often difficult to reliably predict. Various developments can lead to changes in management’s estimates of liabilities. Those developments include judicial rulings or judgments, settlements, or regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations in any particular period, or we could be unsuccessful in protecting our intellectual property. For a more detailed discussion of certain of the legal proceedings in which we are involved, see Item 3, Legal Proceedings, below.
A small number of our stockholders could significantly influence our business, affairs and stock price.
Based on filings made with the SEC, we believe that, as of January 31, 2017, two stockholders collectively controlled approximately 40% of our common stock. Accordingly, a small number of our stockholders could affect matters requiring approval by stockholders, including the election of directors and the approval of potential business combination transactions. One or more of these stockholders may have interests that differ from other stockholders and may vote on such matters in a way that is adverse to the interests of those other stockholders. In addition, if one or more of these stockholders sell our shares, our share price may decline.
We may pursue acquisitions, joint ventures and other transactions to complement or expand our businesses, which even if completed, may involve a number of risks.
We may pursue opportunities to acquire businesses or technologies and to form joint ventures that we believe could complement, enhance or expand our current businesses or product lines or that might otherwise offer us growth opportunities. Such pursuits may be costly and unsuccessful. Even if completed, potential issues associated with these activities could include, among other things, our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction within the anticipated time frame, or at all, and diversion of management’s attention from day-to-day operations.
We may not be able to fully execute our stock repurchase program and may not otherwise return capital to our stockholders in the foreseeable future.
On February 1, 2017 we announced approval of a stock repurchase program in which we may repurchase up to $250 million of our common stock. There is no guarantee as to the exact number of shares or value that will be repurchased under the stock repurchase program and we may discontinue purchases at any time. Whether we make any further repurchases will depend on many factors, including but not limited to our business and financial performance, the business and market conditions at the time, including the price of our shares, and other factors that management considers relevant. Additionally, we expect to fund repurchases under our stock repurchase program through cash on hand, which may impact our ability to pursue potential strategic opportunities. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness and there can be no assurance that any stock repurchases will enhance stockholder value.

Our credit agreement limits our ability to pay a dividend or repurchase our stock unless specified borrowing availability and fixed charge coverage ratio tests are met, and it prohibits payment of a dividend or repurchase of our stock if a default exists under the agreement. Accordingly, we may be required to cease repurchasing stock for periods of time in order to maintain compliance with our credit agreement terms. In addition, we have not paid a dividend on our common stock since the first quarter of 2001 and there can be no assurance that we will do so in the foreseeable future. If we do not pay dividends or execute on our announced stock repurchase program, investors will have to rely on the possibility of stock appreciation and sell their shares to realize a return on their investment.
If we experience an “ownership change” within the meaning of the Internal Revenue Code, utilization of our net operating loss, or NOL, carryforwards would be subject to an annual limitation.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change,” which may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a rolling three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation that may be carried over to later years within the allowed NOL carryforward period. Notwithstanding, over the entire carryforward period, we may not be able to use all our NOLs due to the aforementioned annual limitation. If an ownership change had occurred as of December 31, 2016, our annual U.S. federal NOL utilization would have been limited to approximately $71 million per year.
These NOL carryforwards are a substantial asset for us. Although we have our stockholder rights plan and transfer restrictions in our Restated Certificate of Incorporation, which are intended to reduce the likelihood of an “ownership change” that could adversely affect our NOLs, we cannot provide assurance that these restrictions on transferability will prevent all transfers that could result in such an “ownership change.” There also can be no assurance that the transfer restrictions in our Restated Certificate of Incorporation will be enforceable against all of our stockholders absent a court determination confirming such enforceability. The transfer restrictions may be subject to challenge on legal or equitable grounds.
Our level of indebtedness requires us to dedicate a portion of our cash flow to debt payments and limits our ability to engage in certain business activities. If we are unable to fund our business activities, meet our obligations under our debt agreements or are contractually restricted from pursuing activities or transactions that we believe are in our long-term best interests, our business, financial condition, results of operations and cash flows could be adversely affected.
As of December 31, 2016, we had $1.1 billion of outstanding debt, consisting of senior notes and industrial revenue bonds. Our debt service obligations require us to dedicate a portion of our cash flow from operating activities to payments on our indebtedness, which reduces the availability to use our cash flow for other purposes, including capital expenditures, research and development efforts, potential acquisitions or investments. Our indebtedness also may increase our vulnerability to economic and industry downturns and changing market conditions and place us at a competitive disadvantage relative to competitors that have less debt. We are required to post letters of credit or cash as collateral primarily in connection with our hedging transactions, insurance programs and bonding activities. The amounts of collateral we are required to post may vary based on our financial position and credit ratings. Use of letters of credit as collateral reduces our borrowing availability under our domestic revolving credit agreement and, therefore, like the use of cash as collateral, reduces our overall liquidity and our ability to fund other business activities.
The terms of our debt agreements, including our credit facility, may also limit our ability to engage in certain activities and transactions that may be in our long-term interest. Among other things, unless we obtain approval the covenants contained in our debt agreements may restrict or limit our ability to incur additional indebtedness, pay dividends or repurchase our common stock, make guarantees, sell our assets or make other fundamental changes, engage in mergers, acquisitions and dispositions, make investments, change our business purpose, and enter into certain transactions with affiliates. We may also be required to maintain specified financial ratios, which may require that we take action to reduce our debt or to act in a manner contrary to our current business plans. Our ability to comply with these covenants and financial ratios may be affected by events beyond our control, and we may not be able to continue to meet those covenants and ratios. Breach of any of the covenants or ratios contained in the agreements governing our debt, or our inability to pay interest on, or principal of, our outstanding debt as it becomes due, could result in an event of default, in which case, our lenders could declare all amounts outstanding to be immediately due and payable. If this occurs, we may not be able to refinance the accelerated debt on favorable terms, or at all, or repay the accelerated debt, and our liquidity may be adversely impacted.

Item 1B.	UNRESOLVED STAFF COMMENTS
None

Item 2.PROPERTIES
We operate plants, mines, quarries, and other facilities in North America. U.S. Gypsum’s Sheetrock® brand gypsum wallboard plants operated at approximately 61% of capacity during 2016. USG Interiors’ ceiling tile plants operated at approximately 70% of capacity during 2016. The locations of our production properties in operation as of December 31, 2016, grouped by reportable segment, are as follows (plants are owned unless otherwise indicated):
Gypsum

	Gypsum wallboard and other gypsum products	Joint compound (surface preparation and joint treatment products)	Cement board	Gypsum rock (mines and quarries)	Paper for gypsum wallboard
Alabaster (Tawas City), Michigan				x
Aliquippa, Pennsylvania*	x
Auburn, Washington		x
Baltimore, Maryland**	x	x	x
Bridgeport, Alabama*	x	x
Calgary, Alberta, Canada***		x
Chamblee, Georgia		x
Dallas, Texas		x
Detroit (River Rouge), Michigan			x
East Chicago, Indiana*	x	x
Fort Dodge, Iowa		x		x
Galena Park, Texas*	x	x			x
Gypsum, Ohio		x
Hagersville, Ontario, Canada**	x	x		x
Jacksonville, Florida**	x	x
Monterrey, Nuevo Leon, Mexico	x	x	x	x
Montreal, Quebec, Canada **	x	x
New Orleans, Louisiana			x
Norfolk, Virginia*	x
North Kansas City, Missouri					x
Oakfield, New York					x
Otsego, Michigan					x
Phoenix (Glendale), Arizona***		x
Plaster City, California	x			x
Port Reading, New Jersey		x
Puebla, Puebla, Mexico	x	x
Rainier, Oregon	x
Saltillo, Coahuila, Mexico	x
San Luis Potosi, San Luis Potosi, Mexico	x			x
Shoals, Indiana**	x			x
Sigurd, Utah	x	x		x
Southard, Oklahoma				x
Sperry, Iowa**	x			x
Surrey, British Columbia, Canada***		x
Sweetwater, Texas	x			x

	Gypsum wallboard and other gypsum products	Joint compound (surface preparation and joint treatment products)	Cement board	Gypsum rock (mines and quarries)	Paper for gypsum wallboard
Tecoman, Colima, Mexico	x			x
Torrance, California		x
Washingtonville, Pennsylvania*	x

*	Plants supplied fully by synthetic gypsum
**	Plants supplied partially by synthetic gypsum
***	Leased
OTHER PRODUCTS
We operate a mica-processing plant at Spruce Pine, North Carolina. We manufacture metal lath, plaster and drywall accessories and light gauge steel framing products at Monterrey, Nuevo Leon, Mexico, and Puebla, Puebla, Mexico. We produce plaster products at Southard, Oklahoma; Puebla, Puebla, Mexico; Saltillo, Coahuila, Mexico; and San Luis Potosi, San Luis Potosi, Mexico. We manufacture paper-faced metal corner bead at Auburn, Washington and at a leased facility in Weirton, West Virginia. We also manufacture cement panels at a leased manufacturing facility in Delavan, Wisconsin .
Ceilings

	Ceiling Grid	Ceiling Tile
Cartersville, Georgia	x
Cloquet, Minnesota		x
Greenville, Mississippi		x
Oakville, Ontario, Canada	x
Stockton, California	x
Walworth, Wisconsin		x
Westlake, Ohio	x
A coil coater and slitter plant used in the production of ceiling grid is located in Westlake, Ohio. A leased slitter plant is located in Stockton, California.
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
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange, or NYSE, and the Chicago Stock Exchange under the symbol USG. The NYSE is the principal market for our common stock. As of January 31, 2017, there were 2,202 record holders of our common stock. We currently do not pay dividends on our common stock. Our credit facility limits our ability to pay cash dividends on or repurchase our common stock unless specified borrowing availability and fixed charge ratios are met. See Item 8, Financial Statements and Supplementary Data, Note 6, Debt, for more information regarding these restrictions.
We did not purchase any of our equity securities during the fourth quarter of 2016.
See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.
Pursuant to our Deferred Compensation Program for Non-Employee Directors, five of our non-employee directors deferred the $120,000 annual grant, and two of our non-employee directors deferred all or a portion of the quarterly retainer, they were entitled to receive on December 31, 2016 under our Non-Employee Director Compensation Program, into a total of 22,013 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at each director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(a)(2) of the Securities Act and was exempt from registration under Section 5 of the Securities Act.
COMMON STOCK PRICES
The high and low sales prices of our common stock in 2016 and 2015 were as follows:

	2016		2015
	High	Low	High	Low
First quarter	$24.81	$16.48	$30.99	$25.39
Second quarter	29.52	24.91	29.08	26.00
Third quarter	30.58	25.62	32.73	25.89
Fourth quarter	32.19	23.92	28.00	22.91

PERFORMANCE GRAPH
The following graph and table compare the cumulative total stockholder return on our common stock with the Standard and Poor’s 500 Index, or S&P 500, and the Dow Jones U.S. Construction and Materials Index, or DJUSCN, in each case assuming an initial investment of $100 and full dividend reinvestment, for the five-year period ended December 31, 2016.

	Value of Investment as of December 31,
	2011	2012	2013	2014	2015	2016
USG	$100	$276	$279	$275	$239	$284
S&P 500	100	116	154	174	177	198
DJUSCN	100	140	181	178	192	229
All amounts are rounded to the nearest dollar.

Item 6.	SELECTED FINANCIAL DATA

(millions, except per-share and employee data)	Years Ended December 31,
	2016	2015 (a)	2014 (a)	2013 (a)	2012 (a)
Statement of Income Data:
Net sales	$3,017	$2,913	$2,904	$2,792	$2,494
Cost of products sold	2,312	2,263	2,279	2,232	2,085
Gross profit	705	650	625	560	409
Selling and administrative expenses	304	302	323	302	282
Litigation settlement charge (b)	—	—	48	—	—
Long-lived asset impairment charges (c)	10	—	90	—	8
Shipping operations (d)	(3)	(7)	15	—	—
Restructuring charges	—	—	—	4	10
Operating profit	394	355	149	254	109
Income (loss) from equity method investments	49	48	33	(1)	(3)
Interest expense, net	(141)	(161)	(178)	(200)	(202)
Income and gain from sale of equity method investment to related party (e)	—	13	2	2	3
Gain on deconsolidation of subsidiaries and consolidated joint ventures (f)	—	—	27	—	—
Loss on extinguishment of debt	(37)	(19)	—	—	(41)
Other income, net	9	—	—	—	—
Income (loss) from continuing operations before income taxes	274	236	33	55	(134)
Income tax (expense) benefit (g)	(63)	740	(7)	(11)	(12)
Income (loss) from continuing operations	211	976	26	44	(146)
Income (loss) from discontinued operations, net of tax	20	15	12	2	(34)
Gain on sale of discontinued operations, net of tax (a)	279	—	—	—	55
Net income (loss)	510	991	38	46	(125)
Less: Net income (loss) attributable to noncontrolling interest	—	—	1	(1)	1
Net income (loss) attributable to USG	$510	$991	$37	$47	$(126)
Income (loss) from continuing operations per average common share:
Basic	1.45	6.70	0.18	0.40	(1.38)
Diluted	1.44	6.62	0.17	0.39	(1.38)

Balance Sheet Data (as of the end of the year):
Working capital	$527	$408	$546	$1,080	$796
Current ratio	2.25	1.41	1.97	2.90	2.50
Cash and cash equivalents (a)	427	442	231	815	550
Property, plant and equipment, net (a)	1,707	1,771	1,891	2,088	2,082
Total assets	3,869	4,736	3,936	4,051	3,691
Long-term debt (h)	1,083	1,675	2,191	2,275	2,284
Total stockholders’ equity	1,886	1,436	408	662	19

(a)
Results have been adjusted from the originally reported amounts to reflect L&W, which was sold on October 31, 2016, as a discontinued operation. We recorded a gain of $279 million on the sale of the business. See Note 3 to our consolidated financial statements in Part II, Item 8 of this report.

(b)	Reflects a charge related to the settlement of the U.S. wallboard pricing class action lawsuits.

(c)
Reflects long-lived asset impairment charges on mining operations in 2016 and on certain manufacturing facilities, capitalized costs for the construction of future facilities and ocean vessels in 2014. See Note 12 and Note 13 to our consolidated financial statements in Part II, Item 8 of this report.

(d)	Item relates to our shipping operations. See Note 13 to our consolidated financial statements in Part II, Item 8 of this report.

(e)
Reflects the gain recorded on the sale of our equity method investment in our Knauf-USG joint venture to our 50/50 joint venture partner in 2015 and our share of the net income from the equity method investment for all periods presented. See Note 4 to our consolidated financial statements in Part II, Item 8 of this report.

(f)
Reflects the gain recorded on the deconsolidation and contribution to UBBP of our wholly-owned subsidiaries in Singapore, Malaysia, New Zealand, and Australia and our consolidated joint ventures in Oman. See Note 4 to our consolidated financial statements in Part II, Item 8 of this report.

(g)	Income tax (expense) benefit for 2015 includes the reversal of a tax valuation allowance of $731 million. See Note 15 to our consolidated financial statements in Part II, Item 8 of this report.

(h)	Amounts reflected exclude currently maturing portion of long-term debt.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
USG, through its subsidiaries, is a leading manufacturer of innovative, high-performance building systems. We produce a wide range of products under recognized brand names including Sheetrock®, Durock®, Fiberock®, and Securock® serving the new residential, new nonresidential, and repair and remodel construction markets for both residential and nonresidential, enabling our customers to build the outstanding spaces where people live, work and play.
KEY STRATEGIES
We continue to focus on the following strategic priorities:

•	strengthen our core businesses,

•	diversify our earnings by expanding in select markets and growing our adjacent product lines, and

•	differentiate USG from our competitors through innovation.
RECENT DEVELOPMENTS
On October 31, 2016, we completed the sale of L&W Supply Corporation, or L&W, to American Builders & Contractors Supply Co., Inc., or ABC Supply, for $675 million inclusive of the final working capital adjustment. We recognized a gain of $279 million on the transaction. Additionally, we entered into a supply agreement with L&W that governs sales of wallboard and certain other products from USG to L&W.
For the year ended December, 31, 2016, L&W met the criteria to be presented as discontinued operations. L&W's results of operations and related cash flows have been reclassified to discontinued operations in our consolidated statements of income and consolidated statements of cash flows, respectively, for all periods presented. The assets and liabilities of L&W as of December 31, 2015 have been reclassified to discontinued operations in our consolidated balance sheets. See Note 3 to the consolidated financial statements in Part II, Item 8 of this report for additional information related to discontinued operations.
During 2016, we retired $1.1 billion of outstanding debt consisting of our 6.3% Senior Notes due 2016, our 7.875% Senior Notes due 2020 and our 5.875% Senior Notes due 2021, and recorded a pre-tax loss on the early extinguishment of debt of $37 million.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets and the markets in Asia and Australasia. Our expansion via two 50/50 joint ventures we formed with Boral Limited, referred to as USG Boral Building Products, or UBBP, into the markets of Asia, Australasia, and the Middle East has significantly increased our exposure to the economic conditions in those areas. However, the UBBP investment has helped diversify USG’s overall exposure to changes in the North American economic conditions. The markets we serve can be broadly categorized as new residential construction, new nonresidential construction and repair and remodel activity, which includes both residential and nonresidential construction.
For the new residential construction market, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products into a single family home typically follows a housing start by 90 to 120 days. Based on preliminary data reported by the U.S. Census Bureau, housing starts in the United States increased 5% in 2016 to 1,166,300 compared with an adjusted 1,111,900 in 2015. This followed an 11% increase in 2015 compared with 2014. For December 2016, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau to be 1,226,000 units. While housing starts continue to increase year over year, they are still low by historical standards. Most industry analysts believe that the recovery in new residential construction will continue, although the recovery over the next few years may be modest, and that over the longer term housing starts will reach historical averages. Industry analysts’ forecasts for 2017 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 1,190,000 to 1,350,000 units, based upon the average of the bottom ten and top ten forecasts included in the report, respectively. We currently estimate that 2017 housing starts in the United States will be approximately 1,250,000.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to the most recent construction market forecast from Dodge Data & Analytics, total floor space for which new nonresidential construction contracts were signed in the United States decreased 1% in 2016 compared with 2015. This followed a 2% decrease in 2015 compared with 2014 and a 14% increase in 2014 compared with 2013. Dodge Data & Analytics forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 6% in 2017 from the 2016 level. Dodge Data & Analytics' forecast includes several building types which do not generate significant demand for our products; therefore, we anticipate new nonresidential construction growth in our business sectors in 2017 compared to 2016 will increase low to mid single digits.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to 5.45 million units in 2016, reflecting a 4% increase from the 2015 level of 5.25 million units, which was a 6% increase from 2014. The generally rising levels of existing home sales and home resale values in recent years have contributed to an increase in demand for our products from the residential repair and remodel market. We currently estimate that overall repair and remodel spending in 2016 increased approximately 6% over the 2015 level and that overall repair and remodel spending growth in 2017, compared to 2016, will increase by mid single digits.
The rate of recovery in the new residential construction market, new nonresidential construction market and the repair and remodel market still remains uncertain and will depend on broader economic circumstances, including employment, household formation, the home ownership rate, existing home price trends, availability of mortgage financing, interest rates, consumer confidence, job growth and discretionary business investment. An increase in interest rates, high levels of unemployment, restrictive lending practices, a decrease in consumer confidence or other adverse economic conditions could have a material adverse effect on our business, financial condition, operating results and cash flows. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns or financial concerns in the regions where we have operations may have a material adverse effect on our business, financial condition, results of operations and cash flows.
We expect modest improvement over the next twelve months in the construction industries of Canada and Mexico. Other international markets, including those that are within the UBBP territory, provide opportunities for our operations to serve these regions. Australia is expected to experience a decline in housing starts; however, these housing starts are expected to remain above the long-term average. South Korea is expecting continued growth in its residential sector although the overall construction industry is expected to slow. Several emerging markets which are within the UBBP territory are forecast to experience steady growth. We anticipate that the results from UBBP will enable us to counteract some of the potential cyclicality in our North American business.
Our Gypsum segment has improved with the modest recovery in residential housing over the last three years, although it continues to be adversely affected by the low level of residential and other construction activity compared to historical averages. Our Ceilings segment, which primarily serves the commercial markets, has shown some improvement. However, it continues to be adversely affected by the low levels of new commercial construction activity as compared to historical averages.
Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 25.0 billion square feet in 2016, up approximately 12% from 22.3 billion square feet in 2015.
U.S. Gypsum shipped 5.76 billion square feet of Sheetrock® brand gypsum wallboard in 2016, a 6% increase from 5.44 billion square feet in 2015. USG Sheetrock® Brand UltraLight Panels accounted for approximately 66% and 65% of that volume in 2016 and 2015, respectively. U.S. Gypsum’s share of the gypsum board market in the United States, which includes, for comparability, its shipments of Sheetrock® brand gypsum wallboard, Fiberock® brand gypsum fiber panels and Securock® brand glass mat sheathing, was approximately 25% in 2016, down 1% from 2015.
There is excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 33.4 billion square feet as of January 1, 2017. We estimate that the industry capacity utilization rate was approximately 77% and 70% during the fourth quarters of 2016 and 2015, respectively and approximately 75% and 68% during the full years 2016 and 2015, respectively. Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2017, but the magnitude of any increase will depend on the levels of housing starts and repair and remodel activity, among other factors. We project that the industry capacity utilization rate will experience a modest growth in 2017 compared to 2016.

We could experience pressure on gypsum wallboard selling prices and our gross margins at these levels of capacity utilization. U.S. Gypsum implemented a price increase for wallboard effective in January 2017. However, it is uncertain that we will be able to maintain the increase or obtain additional price increases in our selling prices. If we are unable to maintain or implement price increases, our net sales, operating results and cash flows may be materially and adversely impacted.
SEGMENTS
Our operations are organized into three segments: Gypsum, Ceilings and UBBP. As a result of the presentation of L&W as a discontinued operation, the results of L&W, which consisted of all of our Distribution segment, have been excluded from segment results. Additionally, the results of our Gypsum and Ceilings segments have been revised to reflect only the sales of USG products from Gypsum and Ceilings to L&W that have been sold by L&W outside the consolidated group prior to October 31, 2016. All sales subsequent to the close of the transaction are included in net sales.
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
As discussed below under USG Boral Building Products, on February 27, 2014, we contributed our Asia-Pacific operations to the joint ventures.
USG Boral Building Products (UBBP): On February 27, 2014, we formed two 50/50 joint ventures with Boral Limited, or Boral, herein referred to as UBBP. UBBP manufactures, distributes and sells certain building products, mine raw gypsum and sell natural and synthetic gypsum throughout Asia, Australasia and the Middle East (the Territory). The joint ventures also manufacture and distribute products for wall, ceiling, floor lining and exterior systems that utilize gypsum wallboard, referred to as plasterboard in the Territory, mineral fiber ceiling tiles, steel grid and joint compound.
As consideration of our 50% ownership in the joint ventures, we made total net cash payments of $514 million, contributed our operations in the Asia-Pacific region and granted UBBP a license to use certain of our intellectual property rights in the Territory. As a result of the contribution of our operations in the Asia-Pacific region, the net sales and operating profit attributable to these entities are no longer included in those corresponding line items on our consolidated statement of income subsequent to February 27, 2014. Instead, our share of the equity income from UBBP is shown within income from equity method investments. See Note 4 to our consolidated financial statements in Part II, Item 8 of this report for further discussion.
Geographic Information: In 2016, 82% of our consolidated net sales were attributable to the United States. Canada accounted for 12% of our net sales, and other foreign countries accounted for the remaining 6%.
In 2016, 35% of UBBP's net sales were attributable to Australia, 20% to South Korea, 13% to Thailand, 9% to China, and other foreign countries accounted for the remaining 23%.
CURRENCY IMPACT
The impact of currency on consolidated and segment results for 2016 and 2015 has been derived by translating current period results at the year-to-date average foreign currency rates for the period ending December 31, 2015 and December 31, 2014, respectively.

Consolidated Results of Operations

				Favorable (Unfavorable)
				2016 vs. 2015		2015 vs. 2014
(millions, except per-share data)	2016	2015	2014	$	%	$	%
Net sales	$3,017	$2,913	$2,904	$104	4%	$9	—%
Cost of products sold	2,312	2,263	2,279	(49)	(2)%	16	1%
Gross profit	705	650	625	55	8%	25	4%
Selling and administrative expenses	304	302	323	(2)	(1)%	21	7%
Litigation settlement charge	—	—	48	—	*	48	100%
Long-lived asset impairment charges	10	—	90	(10)	*	90	100%
(Recovery) loss on receivable and contract termination charge	(3)	(6)	15	(3)	(50)%	21	*
Gain on disposal of shipping operations, net	—	(1)	—	(1)	(100)%	1	*
Operating profit	394	355	149	39	11%	206	*
Income from equity method investments	49	48	33	1	2%	15	45%
Interest expense	(145)	(163)	(179)	18	11%	16	9%
Interest income	4	2	1	2	100%	1	100%
Income and gain on sale from equity method investment to related party	—	13	2	(13)	(100)%	11	*
Gain on deconsolidation of subsidiaries and consolidated joint ventures	—	—	27	—	*	(27)	(100)%
Loss on extinguishment of debt	(37)	(19)	—	(18)	(95)%	(19)	*
Other income, net	9	—	—	9	*	—	*
Income from continuing operations before income taxes	274	236	33	38	16%	203	*
Income tax benefit (expense)	(63)	740	(7)	(803)	*	747	*
Income from continuing operations	211	976	26	(765)	(78)%	950	*
Income from discontinued operations, net of tax	20	15	12	5	33%	3	25%
Gain on sale of discontinued operations, net of tax	279	—	—	279	*	—	*
Net income	510	991	38	(481)	(49)%	953	*
Less: Net income attributable to noncontrolling interest	—	—	1	—	*	(1)	(100)%
Net income attributable to USG	$510	$991	$37	$(481)	(49)%	$954	*
Diluted earnings per share - net income	$3.46	$6.73	$0.25	$(3.27)		$6.48

* not meaningful

NET SALES
Consolidated net sales in 2016 increased $104 million, or 4%, compared with 2015 driven by higher net sales by both our Gypsum and Ceiling segments of $100 million and $4 million, respectively. The increase in Gypsum net sales primarily reflected higher domestic sales as a result of increased volumes of Sheetrock® brand gypsum wallboard, Sheetrock® brand joint compound, Durock® brand cement board, Levelrock® brand gypsum underlayment offset by lower prices of Sheetrock® brand gypsum wallboard. The increase in Ceilings net sales was primarily driven by higher domestic net sales due to price improvement on ceiling tile and ceiling grid volume improvement. On a consolidated basis, foreign currency exchange rate fluctuations negatively impacted our net sales by $34 million.
Consolidated net sales in 2015 increased $9 million compared with 2014. The increase reflected an increase in sales of the Gypsum segment offset by a decrease in sales of the Ceiling segment. The higher Gypsum segment sales reflected increases in volume and average selling prices for nearly all wallboard, surfaces and substrates products offset by the elimination of shipping revenues of $71 million due to the exit of our shipping business in the second quarter of 2015. The lower Ceilings revenues in 2014 reflected the inclusion of only two months of revenue for USG International, or $7 million, prior to its contribution into the UBBP joint venture on February 27, 2014, with further declines in sales driven by the strengthening of the U.S. Dollar, offset by higher selling prices for ceiling tile. On a consolidated basis, we estimate that the strengthening of the U.S. Dollar negatively impacted our net sales by approximately $65 million compared with 2014.
GROSS PROFIT
Gross profit was $705 million in 2016 compared to $650 million in 2015. The increase was primarily due to higher volume and lower cost for nearly all wallboard, surfaces and substrates products and ceiling grid and lower cost for ceiling tile. As a percentage of net sales, gross profit was 23.4% in 2016 and 22.3% in 2015. The increase for 2016 compared with 2015 was primarily driven by higher volumes and lower cost.
As a percentage of net sales, gross profit was 22.3% in 2015 and 21.5% in 2014. The increase was primarily due to increases in volume and average selling prices for nearly all wallboard, surfaces and substrates products.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $304 million in 2016, $302 million in 2015 and $323 million in 2014. As a percentage of net sales, selling and administrative expenses decreased to 10.1% in 2016 compared to 10.4% in 2015 and 11.1% in 2014. The increase of $2 million in selling and administrative expenses for 2016 included $13 million in pension settlement charges and $4 million for the remaining lease term and accelerated depreciation associated with the exit of commercial office space. Offsetting these charges are lower net compensation costs and lower marketing expenses.
The reduction in selling and administrative expenses from 2014 to 2015 was driven by management's focus on reducing discretionary spending, partially offset by higher salary, pension and incentive compensation, the absence of a $13 million pension settlement charge recorded in 2014 for our previously frozen U.K. pension plan and lower stock compensation expense driven by lower grant date fair values.
LITIGATION SETTLEMENT CHARGE
In the third quarter of 2014, we recorded a litigation settlement charge of $48 million related to the settlement of the U.S. wallboard pricing class action lawsuits.
LONG-LIVED ASSET IMPAIRMENT CHARGES
We recorded long-lived asset impairment charges of $10 million in 2016 and $90 million in 2014. There were no impairment charges on long-lived assets in 2015. The charges in 2016 resulted from the decision to indefinitely idle our mining operations in Little Narrows, Nova Scotia, Canada, after completing a review of our gypsum sourcing needs. The charges in 2014 reflected the impairment of $30 million on certain manufacturing facilities and capitalized costs for the construction of future facilities, which we do not anticipate will be built within our planning horizon, and of $60 million on two vessels owned by Gypsum Transportation Limited, or GTL. See Notes 12 and 13 to our consolidated financial statements in Part II, Item 8 of this report for additional information related to long-lived asset impairment charges.
(RECOVERY) LOSS ON RECEIVABLE AND CONTRACT TERMINATION CHARGE
In the fourth quarter of 2014, we recorded a charge of $15 million for contract costs related to a lease of an ocean vessel that were to be incurred over the remaining term without economic benefit to us and for a loss on an uncollectible receivable owed to our shipping operations by its trading partner.
In 2016 and 2015, we recovered $3 million and $6 million, respectively, of the previously deemed uncollectible receivable through a settlement agreement. See Note 13 to the consolidated financial statements in Part II, Item 8 of this report for additional information.
GAIN ON DISPOSAL OF SHIPPING OPERATIONS, NET
During the second quarter of 2015, we recorded a net gain on the disposal of our shipping operations of $1 million. This reflected a gain on sale of our two self-unloading vessels of $7 million and charges to wind down our shipping operations of $6 million.
INCOME FROM EQUITY METHOD INVESTMENTS
Income from equity method investments was $49 million in 2016, $48 million in 2015, and $33 million in 2014. The increase from 2015 to 2016 was primarily driven by an increase in our share of the net income of UBBP, which reflected higher sales and operating profit year over year offset by $8 million of long-lived asset impairment charges in China and Oman. Foreign currency exchange rate fluctuations due to the strengthening of the U.S. dollar negatively impacted our share of equity earnings by $1 million in 2016.
The increase from 2014 to 2015 primarily reflected an increase in our share of the net income of UBBP driven by both growth in the business year-over-year and twelve months of equity method income in 2015 and only ten months in 2014. Our share of equity earnings in 2015 was negatively impacted by approximately $8 million due to the strengthening of the U.S. dollar.
INTEREST EXPENSE
Interest expense was $145 million in 2016, $163 million in 2015 and $179 million in 2014. The decrease in interest expense in 2016 from 2015 primarily reflected lower debt levels and lower interest rates on our outstanding debt. The decline was driven by repayments of $1.1 billion of debt in 2016 and $21 million in 2015.
Lower interest expense in 2015 as compared to 2014 primarily reflected lower debt levels and lower interest rates on our outstanding debt. The decline was driven by the April 2014 conversion of $75 million of our 10% convertible senior notes into common stock, the August 2014 repayment of $59 million of our 9.75% Senior Notes, the February 2015 repurchase of our

8.375% Senior Notes due 2018, the repayment of our ship mortgage facility and lower amortization of deferred financing fees and debt discounts, offset by the issuance of our 5.5% Senior Notes due 2025.
INCOME AND GAIN ON SALE FROM EQUITY METHOD INVESTMENT TO RELATED PARTY
On December 22, 2015, we completed the disposition of our 50% share of the Knauf-USG joint venture to Knauf for a total price of €48 million in cash, or approximately $52 million. We recorded a gain of $11 million, or $6 million net of tax, on the disposition of the equity method investment. Our share of the income from the equity method investment from January 1, 2015 through December 22, 2015 amounted to $2 million, which was flat with 2014. See Note 4 to our consolidated financial statements in Part II, Item 8 of this report for additional information.
GAIN ON DECONSOLIDATION OF SUBSIDIARIES
In the first quarter of 2014, we recognized a gain of $27 million on the deconsolidation of subsidiaries as a result of our contribution of our wholly-owned subsidiaries in Singapore, India, Malaysia, New Zealand and Australia and our consolidated joint ventures in Oman into UBBP.
LOSS ON EXTINGUISHMENT OF DEBT
We recorded a loss on extinguishment of debt of $37 million in 2016 and $19 million in 2015 including premiums and write-off of unamortized debt issuance costs. The loss in 2016 was a result of the early redemption of our 6.3% Senior Notes throughout 2016 and repayment in December of our 7.875% Senior Notes and 5.875% Senior Notes. The loss in 2015 resulted from the tender offer and repurchase of our 8.375% Senior Notes due 2018.
OTHER INCOME, NET
We recorded $9 million of net other income in 2016 which included net gains on foreign currency transactions and the receipt of the remaining payments under a settlement agreement with our former trading partner of which $4 million was recorded as other income. See Note 13 to the consolidated financial statements in Part II, Item 8 of this report for additional information.
INCOME TAX EXPENSE
Income tax expense was $63 million in 2016 compared with income tax benefit of $740 million in 2015. The income tax expense in 2016 is related to tax expense from domestic, foreign, state and local jurisdictions. This expense was partially offset by foreign tax credits attributable to tax planning strategies to optimize foreign tax credit utilization and management’s intention to amend its tax returns for the tax years 2012-2014 in order to claim credits for previously deducted foreign tax.
Income tax benefit was $740 million in 2015 compared with income tax expense of $7 million in 2014. The income tax benefit in 2015 primarily resulted from the reversal of a substantial portion of our deferred tax asset valuation allowance of $731 million. In addition, tax benefits of $5 million were recorded for recently enacted Federal law changes related to alternative minimum tax credit monetization, or AMT credits. These benefits recorded were offset slightly by tax expense for certain foreign, state and local jurisdictions of $7 million. Due to the effects of reversing our deferred tax asset valuation allowance, our effective tax rate for 2015 was abnormally low.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Income from discontinued operations was $20 million for 2016, $15 million for 2015 and $12 million for 2014 and primarily reflected the income recorded by L&W prior to the sale to ABC Supply on October 31, 2016. The income in 2016 and 2014 also included a loss of $2 million and $1 million, respectively, associated with our European operations which were sold in December 2012. See Note 3 to our consolidated financial statements in Part II, Item 8 of this report for additional information.
GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF TAX
On October 31, 2016, we completed the sale of L&W to ABC Supply and received proceeds of $675 million inclusive of a $6 million final working capital adjustment that was received subsequent to year end resulting in a gain on sale, net of tax, of $279 million. See Note 3 to our consolidated financial statements in Part II, Item 8 of this report for additional information.

Segment Results of Operations
GYPSUM
Net sales and operating profit (loss) for the businesses comprising our Gypsum segment were as follows:

				Favorable (Unfavorable)
				2016 vs. 2015		2015 vs. 2014
(millions)	2016 (a)	2015 (b)	2014 (c)	$	%	$	%
Net Sales:
United States	$2,135	$2,041	$1,913	$94	5%	$128	7%
Canada	339	321	344	18	6%	(23)	(7)%
Mexico / Latin America	188	187	195	1	1%	(8)	(4)%
Canadian Mining	—	6	5	(6)	(100)%	1	20%
Gypsum Transportation Limited	—	10	81	(10)	(100)%	(71)	(88)%
Eliminations	(136)	(139)	(142)	3	2%	3	2%
Total	$2,526	$2,426	$2,396	$100	4%	$30	1%

Operating Profit (Loss):
United States	$375	$329	$188	$46	14%	$141	75%
Canada	22	7	13	15	*	(6)	(46)%
Mexico / Latin America	10	24	19	(14)	(58)%	5	26%
Canadian Mining	(21)	(6)	(3)	(15)	*	(3)	(100)%
Gypsum Transportation Limited	3	7	(52)	(4)	(57)%	59	*
Total	$389	$361	$165	$28	8%	$196	*

*	Not meaningful

(a)
Operating profit in 2016 included long-lived asset impairment charges of $10 million and $2 million of severance related to Canadian Mining, pension settlement expense of $8 million related to the United States, a gain of $11 million recorded on the sale of surplus property and recovery of loss on receivable of $3 million related to GTL

(b)
Operating profit in 2015 included $1 million for the net gain on sale of the ships and costs to wind-up the GTL business, a $6 million recovery of a portion of the receivable deemed uncollectible in 2014 and a pre-tax gain on the sale of assets in Mexico of $10 million.

(c)
Operating profit in 2014 included a litigation charge of $48 million, which related to the United States, long-lived asset impairment charges of $90 million, of which $30 million related to United States and $60 million relates to GTL, and contract termination and loss on receivable of $15 million, which related to GTL.

UNITED STATES
As a result of the presentation of L&W as a discontinued operation, the results of our United States Gypsum business through the transaction close of October 31, 2016 were revised to reflect the sales of USG products from our United States Gypsum business to L&W that were sold by L&W outside the consolidated group through that date. All sales to L&W subsequent to that date are reflected in sales and operating profit. The year over year impact of this presentation is highlighted in the sales and operating profit (loss) tables below.
2016 COMPARED WITH 2015
Net sales in 2016 increased $94 million, or 5%, compared with 2015. The net sales increase was due to the following:

	Sales		Volume		Price
(millions)	$	%	$	%	$	%
Change to 2016 from 2015
Sheetrock® brand gypsum wallboard	46	5%	54	6%	(8)	(1)%
Sheetrock® brand joint compound	16	4%	18	5%	(2)	(1)%
Durock® brand cement board	10	8%	8	6%	2	2%
Levelrock® brand gypsum underlayment	11	22%	11	22%	—	—%
Other	11
Total increase in net sales	$94	5%

Net sales of USG Sheetrock® brand gypsum wallboard increased $46 million, or 5%, reflecting a 6% increase in volume offset by a 1% decrease in average gypsum wallboard selling prices. The increase in volume was driven by higher shipments to the core channels of distribution which includes big box retailers, specialty dealers and pro dealers. The decrease in average selling prices reflected changes in mix and regional pricing differences.
Sales of Sheetrock® brand joint compound increased $16 million driven largely by increased shipments to specialty dealers, pro dealers and big box retailers offset by a 1% decrease in average selling prices due to product mix. Durock® brand cement board sales increased $10 million which reflected both higher volumes due to an improvement in the repair and remodel market and increased shipments to big box retailers and specialty dealers and higher average selling price of 2%. Sales of Levelrock® brand gypsum underlayment increased by $11 million driven by higher volume which reflected an improvement in the multi-family housing construction market as well as sales of accessory products.
The increase in Other of $11 million reflected higher sales of other products of $31 million, including Fiberock® brand backerboard, Durock® brand glass-mat tile backerboard, structural panel concrete roofing and Securock® brand glass-mat roof boards and an increase in freight as a result of higher sales. Offsetting this increase in Other was a $29 million reduction in sales for inventory sold by Gypsum to L&W that was included in L&W’s inventory as of October 31, 2016.
Operating profit was $375 million in 2016 and $329 million in 2015, or a $46 million increase, and reflected the following:

	Operating Profit	Volume	Price	Cost
(millions)	$	$	$	$
Change to 2016 from 2015
Sheetrock® brand gypsum wallboard	$23	$24	$(8)	$7
Sheetrock® brand joint compound	11	4	(2)	9
Durock® brand cement board	4	2	2	—
Levelrock® brand gypsum underlayment	3	10	—	(7)
Other gypsum products	11
Other	(6)
Total increase in operating profit	$46
The increase in operating profit in 2016 reflected gross profit improvement for Sheetrock® brand gypsum wallboard, Sheetrock® brand joint compound, Durock® brand cement board and Levelrock® brand gypsum underlayment due to the following:

•	USG Sheetrock® brand gypsum wallboard experienced higher volume of 6%, driven by shipments to big box retailers and specialty dealers, and lower per unit costs offset by 1% lower selling prices;

•	The increase in gross profit of USG Sheetrock® brand joint compound reflected higher volume of 5%, driven by shipments to specialty dealers, lower per unit costs offset by 1% lower selling prices;

•	Increased volumes and price for Durock® brand cement board;

•	Higher volumes of 22% for Levelrock® brand gypsum underlayment which was offset by higher costs.
Manufacturing costs per unit improved for USG Sheetrock® brand gypsum wallboard which was reflected in $7 million of increased operating profit. The lower cost was driven by a reduction in per unit cost of 11% for energy costs as a result of lower natural gas prices and of 8% for fixed costs due to higher volumes. Offsetting some of these cost savings was a 4% increase in raw material costs driven by waste paper and synthetic gypsum and a 4% increase in conversion costs driven partially by higher labor costs. Manufacturing costs per unit for Sheetrock® brand joint compound decreased due to lower raw material costs driven primarily by pails, latex, and thickener and lower fixed costs due to improved volumes.
Also driving the increase in operating profit were higher gross profits on other gypsum products of $11 million as a result of product mix offset by a decrease in Other of $6 million. Included in Other was a $13 million reduction in gross profit for inventory sold by Gypsum to L&W that was included in L&W's inventory as of October 31, 2016. Also reducing operating profit was an adjustment to customer reserves of $2 million and a pension settlement of $8 million. Offsetting this reduction in Other was higher operating profit due to a gain of $11 million recorded on the sale of surplus property, a favorable adjustment of $3 million for our asset retirement obligations and improved selling and administrative expenses of $3 million. As a percentage of net sales, selling and administrative expenses declined by 40 basis points driven primarily by lower net compensation costs.

New housing construction increased in 2016, resulting in increased demand for gypsum wallboard, as discussed above. U.S. Gypsum shipped 5.76 billion square feet of USG Sheetrock® brand gypsum wallboard in 2016, a 6% increase from 5.44 billion square feet in 2015. During 2016, USG Sheetrock® Brand UltraLight Panels accounted for 66% of all of our wallboard shipments in the United States. We estimate that industry capacity utilization rates averaged approximately 75% during 2016, while U.S. Gypsum’s capacity utilization rate averaged 61%.
2015 COMPARED WITH 2014
Net sales in 2015 increased $128 million, or 7%, compared with 2014. The net sales increase was due to the following:

	Sales		Volume		Price
(millions)	$	%	$	%	$	%
Change to 2015 from 2014
Sheetrock® brand gypsum wallboard	33	4%	19	2%	14	2%
Sheetrock® brand joint compound	19	6%	14	5%	5	1%
Durock® brand cement board	10	9%	4	4%	6	5%
Securock® brand roof board	8	18%	8	18%	—	—
Levelrock® brand poured flooring	8	18%	8	18%	—	—
Other	50
Total increase in net sales	$128	7%
Net sales of USG Sheetrock® brand gypsum wallboard increased $33 million, or 4%, reflecting 2% increases in both volume and average gypsum wallboard selling prices. The increase in volume was driven by higher demand in nearly all channels, with the increase in average selling prices driven by the price increase put in place on January 1, 2015.
Sales of Sheetrock® brand joint compound increased $19 million driven largely by increased volume to specialty dealers and big box retailers and a 1% increase in average selling prices due to the price increase that was effective in the first quarter of 2015. Durock® brand cement board sales increased $10 million which reflected both higher volumes through big box retailers, flooring customers and specialty dealers and higher average selling prices due to the price increase that was effective in the first quarter of 2015. Sales of Securock® brand roof board and Levelrock® increased by $16 million primarily driven by higher volume for Gyp-Fiber roof boards, Glass-Mat roof boards and Levelrock® poured flooring.
Included in the increase in Other were higher sales of other products of $14 million, which was due to product mix and other surfaces and substrates products, none of which were individually significant. The remaining increase in Other was $36 million of sales by Gypsum to L&W that were included in L&W’s inventory at the end of 2014 that were sold through to third party customers in 2015.
Operating profit was $329 million in 2015 and $188 million in 2014, or a $141 million increase, which reflected the following:

	Operating Profit	Volume	Price	Cost
(millions)	$	$	$	$
Change to 2015 from 2014
Sheetrock® brand gypsum wallboard	$37	$8	$14	$15
Sheetrock® brand joint compound	11	3	5	3
Durock® brand cement board	2	1	5	(4)
Securock® brand roof board	4	2	—	2
Other gypsum products	4
Other	83
Total increase in operating profit	$141
The increase in operating profit in 2015 reflected a $58 million gross profit improvement of the products reflected above, with:

•	Higher volume of 2%, driven by big box retailers and specialty dealers, higher selling prices for USG Sheetrock® brand gypsum wallboard, and lower per unit costs;

•	Higher volume of 5%, driven by specialty dealers and big box retailers, and higher selling prices for USG Sheetrock® brand joint compound and lower per unit costs of 1%;

•
4% higher volumes for Durock® brand cement board through big box retailers, flooring customers and specialty dealers and higher selling prices, including freight, largely offset by an increase of per unit costs of 5%;

•	Securock® brand Gyp-Fiber and Glass-Mat roof board higher volumes and per unit cost improvement.
Manufacturing costs per unit improved for USG Sheetrock® brand gypsum wallboard driving $15 million of increased operating profit. The improved operating profit was largely driven by a reduction in energy costs led by the decline in per dekatherm cost of natural gas. The reduction in energy costs was also driven by lower usage as a result of operational initiatives. Higher conversion and fixed costs, largely attributable to increased employee costs offset some of these energy savings. Durock® cost per unit was up from 2014 driven by increases in prices of raw materials and increased transportation costs. Per unit manufacturing costs for joint compound were lower driven by a decrease in costs of raw materials, primarily in packaging where the cost of resin declined due to the continued decrease in the price of oil, and an increase in volumes, offset by increased employee costs.
The increase in Other of $83 million reflected the absence of charges recorded in 2014 of $66 million and the revision to gross profit to reflect the presentation of L&W as discontinued operations of $17 million. The $66 million was driven by the absence in 2015 of a litigation charge of $48 million due to the settlement of the U.S. wallboard pricing class action lawsuits, long-lived asset impairment charges of $30 million related to certain manufacturing facilities and capitalized costs for the construction of future facilities, which we do not anticipate will be built within our planning horizon, and a gain of $12 million on the sale of surplus property. The $17 million was due to gross profit recorded on sales by Gypsum to L&W that were included in L&W's inventory at the end of 2014 that were sold through to third party customers during 2015.
As a percentage of net sales, selling and administrative expenses declined by 30 basis points, with management’s continued focus to reduce spending which offset higher employee salary and incentive compensation expense compared to 2014.
New housing construction increased in 2015, resulting in increased demand for gypsum wallboard, as discussed above. U.S. Gypsum shipped 5.44 billion square feet of USG Sheetrock® brand gypsum wallboard in 2015, a 2% increase from 5.33 billion square feet in 2014. During 2015, USG Sheetrock® Brand UltraLight Panels accounted for 65% of all of our wallboard shipments in the United States. We estimated that industry capacity utilization rates averaged approximately 68% during 2015, while U.S. Gypsum’s capacity utilization rate averaged 57%.
CANADA
2016 COMPARED WITH 2015
Net sales in 2016 were $339 million compared to net sales in 2015 of $321 million. This increase in net sales was driven primarily by a $21 million increase in net sales of gypsum wallboard, a $4 million increase in net sales of joint treatment and an adjustment of an accrual for volume rebate incentives of $4 million. The higher wallboard sales reflected higher average selling prices of 11%, largely resulting from the impact of a tariff imposed by the Canadian government on wallboard exported from the U.S., which does not impact operating profit, and unchanged volumes. Offsetting the higher sales was a $12 million negative impact due to the strengthening of the U.S. Dollar.
Operating profit was $22 million in 2016 compared with $7 million in 2015. This $15 million increase was driven by higher gross profit on gypsum wallboard of $9 million and on joint treatment of $1 million, an adjustment of an accrual for volume rebate incentives of $4 million and lower miscellaneous and selling and administrative costs of $7 million. Gross profit of gypsum wallboard improved due to higher average selling prices of 11% offset by higher per unit costs of 7% due to increased employee costs. Offsetting these increases is a $9 million unfavorable impact of foreign currency.
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

MEXICO / LATIN AMERICA
2016 COMPARED WITH 2015
Net sales in Mexico and Latin America were $188 million in 2016 compared with $187 million in 2015. The increase of $1 million in sales was driven primarily by higher sales of gypsum wallboard and drywall steel in Mexico offset by a $18 million unfavorable impact of foreign currency due to the strengthening of the U.S. Dollar.
Operating profit was $10 million in 2016 compared with $24 million in 2015. The decrease of $14 million was driven by the realization of a pre-tax gain of $10 million on the disposition of surplus property in 2015 and an unfavorable impact of foreign currency of approximately $5 million.
2015 COMPARED WITH 2014
Net sales in Mexico and Latin America were $187 million in 2015 compared with $195 million in 2014. The decrease of $8 million in sales was driven by the strengthening of the U.S. Dollar, which negatively impacted net sales by approximately $16 million, which was offset by an increase in both wallboard volume and price.
Operating profit was $24 million in 2015 compared with $19 million in 2014. The increase of $5 million was driven by the realization of a pre-tax gain of $10 million on the disposition of surplus property in Mexico in December 2015, improvement in energy pricing and operational efficiencies derived from Lean Six Sigma projects. Offsetting this increase was the unfavorable impact of foreign currency of approximately $6 million.
CANADIAN MINING
Net sales for our mining operation in Little Narrows, Nova Scotia, Canada, were $0 million in 2016, $6 million in 2015, and $5 million in 2014. Operating loss was $21 million in 2016, $6 million in 2015, and $3 million in 2014. In 2016, we indefinitely idled our mining operations in Little Narrows, Nova Scotia, Canada and recorded an impairment charge of long-lived assets of $10 million and severance and other charges of $2 million. 2014 included a reduction to the estimates of reclamation activities required for our mining operations in Canada that did not recur in the later years. See Note 12 to the consolidated financial statements in Part II, Item 8 of this report for additional information.
GYPSUM TRANSPORTATION LIMITED
Net sales for our shipping company GTL were $0 million in 2016, $10 million in 2015 and $81 million in 2014. The decrease of $10 million from 2015 to 2016 and the decrease of $71 million from 2014 to 2015 reflected the cancellation of a contract of affreightment in the fourth quarter of 2014 when our trading partner ceased performing under the contract. In 2015, we were party to a short term shipping contract prior to the sale of our two self-unloading vessels in April 2015. We exited our shipping operations in 2015.
We recorded operating profit of $3 million in 2016 and $7 million in 2015 and an operating loss of $52 million in 2014. The profit in 2016 reflected a recovery of a receivable of $3 million owed to GTL by its trading partner that was fully reserved for in 2014. The profit in 2015 included $1 million reflecting the gain on the sale of our ships offset by charges incurred to wind down our shipping operations and a $6 million recovery of a receivable. The operating loss in 2014 included a long-lived asset impairment charge of $60 million on two shipping vessels owned by GTL and a $15 million charge for contract costs and loss on receivable. See Note 13 to the consolidated financial statements in Part II, Item 8 of this report for additional information.

CEILINGS
Net sales and operating profit for the businesses comprising our Ceilings segment were as follows:

				Favorable (Unfavorable)
				2016 vs. 2015		2015 vs. 2014
(millions)	2016(a)	2015	2014	$	%	$	%
Net Sales:
United States	$467	$464	$469	$3	1%	$(5)	(1)%
USG International (b)	—	—	7	—	*	(7)	(100)%
Canada	50	51	57	(1)	(2)%	(6)	(11)%
Mexico / Latin America	32	36	39	(4)	(11)%	(3)	(8)%
Eliminations	(49)	(55)	(54)	6	11%	(1)	(2)%
Total	$500	$496	$518	$4	1%	$(22)	(4)%

Operating Profit:
United States	$101	$80	$76	$21	26%	$4	5%
USG International (b)	—	—	—	—	*	—	*
Canada	4	3	6	1	33%	(3)	(50)%
Mexico / Latin America	4	5	7	(1)	(20)%	(2)	(29)%
Total	$109	$88	$89	$21	24%	$(1)	(1)%

* not meaningful

(a)	Operating profit in 2016 included pension settlement expense of $2 million related to the United States.

(b)
USG International’s net sales and operating profit for the year ended December 31, 2014 include the results through February 27, 2014 of our wholly-owned subsidiaries and consolidated joint ventures that were contributed to UBBP .

UNITED STATES
As a result of the presentation of L&W as a discontinued operation, the results of our United States Ceilings business through the transaction close of October 31, 2016 were revised to reflect the sales of USG products from our United States Ceilings business to L&W that were sold by L&W outside the consolidated group through that date. All sales to L&W subsequent to that date are reflected in sales and operating profit. The year over year impact of this presentation is highlighted in the sales and operating profit (loss) tables below.
2016 COMPARED WITH 2015
Net sales for our U.S. ceilings business increased to $467 million in 2016, a $3 million, or 1%, increase from $464 million in 2015. The increase reflected the following:

	Sales		Volume		Price
(millions)	$	%	$	%	$	%
Change to 2016 from 2015
Ceiling grid	$3	3%	$5	4%	$(2)	(1)%
Ceiling tile	1	1%	(1)	—%	2	1%
Other	(1)
Total increase in net sales	$3	1%
The increase in sales for ceiling grid was driven by a higher volumes of 4% offset by lower prices. The increase in volume for ceiling grid reflected improved market conditions and product mix. The increase in ceiling tile reflected higher prices offset by lower volumes. The decrease in Other included a $3 million increase in sales for inventory sold by Ceilings to L&W that was included in L&W’s inventory as of October 31, 2016.

Operating profit of $101 million in 2016 increased $21 million, or 26%, from $80 million in 2015. The increase reflected the following:

	Operating Profit	Volume	Price	Cost
(millions)	$	$	$	$
Change to 2016 from 2015
Ceiling grid	$7	$3	$(1)	$5
Ceiling tile	10	—	3	7
Other	4
Total increase in operating profit	$21
The increase in operating profit reflected the improvement in volume and cost for ceiling grid and in price and cost for ceiling tile. The increase in volume for ceiling grid reflected improved market conditions and product mix. The reduction in cost of ceiling grid was largely driven by lower per unit cost for ceiling grid which reflected lower raw material costs led by lower steel prices, lower conversion reflective of improved efficiencies and fixed costs driven by increased volumes. The higher price for ceiling tile was primarily due to product mix. The lower cost for ceiling tile was due to lower costs per unit for raw materials, energy and conversion costs due to improved efficiencies. Per unit energy costs also declined as a result of favorable energy prices. Included in the increase in Other was $1 million of gross profit on sales by Ceilings to L&W that were included in L&W's inventory as of October 31, 2016. Also driving the increase in Other was a decrease in selling and administrative expenses due to lower net compensation costs offset by a pension settlement of $2 million. As a percentage of sales, selling and administrative expenses declined by 40 basis points.

2015 COMPARED WITH 2014
Net sales for our domestic ceilings business was $464 million in 2015 as compared to $469 million in 2014. The decrease of $5 million reflected the following:

	Sales		Volume		Price
(millions)	$	%	$	%	$	%
Change to 2015 from 2014
Ceiling grid	$1	1%	$1	1%	$—	—%
Ceiling tile	2	1%	(1)	—%	3	1%
Other	(8)
Total decrease in net sales	$(5)	(1)%
The increase in sales for ceiling tile was driven by a price increase implemented in the first quarter of 2015 which was partially offset by a reduction in volume. The decrease in sales due to Other reflected a $8 million reduction in sales for inventory sold by Ceilings to L&W that was included in L&W's inventory at the end of 2015.
Operating profit increased $4 million from $76 million in 2014 to $80 million in 2015. The increase reflected the following:

	Operating Profit	Volume	Price	Cost
(millions)	$	$	$	$
Change to 2015 from 2014
Ceiling grid	$1	$1	$—	$—
Ceiling tile	5	(1)	3	3
Other	(2)
Total increase in operating profit	$4
The increase in operating profit reflected the improvement in price and cost for ceiling tile with the price contribution driven primarily by the implementation of an increase in average selling price during the first quarter of 2015. The reduction in cost was largely driven by lower per unit cost for ceiling tile reflecting lower energy costs, raw material and fixed costs led by decreases in natural gas prices and mineral wool costs, partially offset by increases in employee costs. Included in Other was $3 million of lower gross profit on sales for inventory sold by Ceilings to L&W that was included in L&W's inventory as of

December 31, 2015. Other includes savings from lower selling and administrative expenses, which as a percentage of sales declined by 40 basis points, driven by management’s continued focus to reduce spending which offset higher employee salary and incentive compensation expense compared to 2014.
USG INTERNATIONAL
Net sales and operating profit in 2014 for USG International, which consists only of the results of our wholly-owned subsidiaries in the Asia-Pacific region and India and our consolidated joint ventures in Oman, were $7 million and zero, respectively. We contributed these entities as part of our investments in UBBP in February 2014.
CANADA
2016 COMPARED WITH 2015
Net sales in 2016 were $50 million, a decrease of $1 million, or 2%, compared with 2015. The decrease includes an unfavorable currency impact of $2 million due to the strengthening of the U.S. Dollar and a decrease of $1 million for freight offset by improved net sales on ceiling tile.
Operating profit was $4 million in 2016 and $3 million in 2015, an increase of $1 million, which primarily reflected improved gross margin for ceiling tile of $2 million. Selling and administrative expenses as a percentage of sales remained flat from 2016 as compared to 2015.
2015 COMPARED WITH 2014
Net sales in 2015 were $51 million, a decrease of $6 million, or 11%, compared with 2014. The decrease includes an unfavorable currency impact of $6 million due to the strengthening of the U.S. Dollar. Net sales also included a decrease in ceiling grid sales of approximately $2 million offset by an increase of $3 million in sales of ceiling tile and outbound freight.
Operating profit was $3 million in 2015 and $6 million in 2014, a decrease of $3 million, which primarily reflected declines in operating profit of $1 million for ceiling grid due to a decline in grid volumes and an increase in grid cost and $1 million for ceiling tile driven by foreign currency which was partially offset by a 2% increase in tile volume. Selling and administrative expenses as a percentage of sales remained flat from 2015 as compared to 2014.
MEXICO / LATIN AMERICA
2016 COMPARED WITH 2015
Net sales in 2016 declined $4 million from 2015 to $32 million which primarily reflects a negative impact of foreign currency due to the strengthening of the U.S. Dollar. Operating profit in 2016 decreased $1 million from $5 million in 2015.
2015 COMPARED WITH 2014
Net sales in 2015 declined $3 million from 2014 to $36 million which primarily reflected a negative impact of foreign currency due to the strengthening of the U.S. Dollar. Operating profit in 2015 decreased $2 million from $7 million in 2014. This decrease reflected a negative impact of foreign currency due to the strengthening of the U.S. Dollar, partially offset by improvement in energy pricing and operational efficiencies derived from Lean Six Sigma projects. Selling and administrative expenses remained unchanged as a percentage of sales.
USG BORAL BUILDING PRODUCTS
The following reflects the net sales and operating profit as recorded by UBBP and the equity income recorded by USG:

				Favorable (Unfavorable)
				2016 vs. 2015		2015 vs. 2014
(millions)	2016	2015	2014 (a)	$	%	$	%
Net sales	$1,052	$1,003	$927	$49	5%	$76	8%
Operating profit (b)	133	124	95	9	7%	$29	31%
Income from equity method investments - UBBP (c)	49	48	33	1	2%	$15	45%

(a)	Operating results are presented for UBBP for the ten months ended December 31, 2014.

(b)	Operating profit in 2016 included long-lived asset impairment charges of $14 million for Oman and $8 million for China.

(c)	Income from equity method investments - UBBP in 2016 included long-lived asset impairment charges of $4 million for Oman and $4 million for China.
2016 COMPARED WITH 2015
Net sales for UBBP in 2016 increased $49 million from $1.003 billion in 2015 to $1.052 billion in 2016. The increase reflected higher plasterboard shipments in South Korea, Australia, Vietnam and India offset by lower shipments in China and unfavorable impact of currency translation of $17 million. Plasterboard shipments increased 4% in 2016 to 4.6 billion square feet from from 4.4 billion square feet in 2015.
Operating profit increased to $133 million in 2016 from $124 million in 2015. The increase reflected improved margins in Australia, South Korea, Vietnam and India, realized synergy savings and improved market acceptance of lightweight products offset by an impairment of long-lived assets in China of $8 million and in Oman of $14 million and an increase in selling and administrative expenses. Operating profit was negatively impacted by $2 million by the strengthening of the U.S. Dollar.
In 2015, UBBP sold USG Boral Sheetrock® at a premium price in certain markets and experienced an increase in conversion rates, which was led by Australia with a conversion rate above 75%. Net sales in 2015 in Asia and Australasia made up approximately 64% and 36%, respectively, of total net sales for UBBP. Net sales in 2015 in South Korea, China, and Thailand represented approximately 69% of Asia's net sales. Net sales in 2015 in Australia represented almost all of Australasia's net sales.
Our share of equity income from USG Boral was $49 million in 2016 compared to $48 million in 2015. The increase from 2015 to 2016 primarily is driven by growth in the business year over year offset by impairment of long-lived asset in China of $4 million and in Oman of $4 million and unfavorable impact of foreign currency of $1 million due to the strengthening of the U.S. Dollar.
2015 COMPARED WITH 2014
Net sales for UBBP in 2015 were $1 billion, plasterboard shipments were 4.4 billion square feet, operating profit was $124 million and net income attributable to UBBP was $96 million, compared to 2014 where sales, shipments, operating profit and net income attributable to UBBP were $927 million, 3.83 billion square feet, $95 million and $67 million, respectively. The strengthening of the U.S. Dollar from 2014 to 2015 negatively impacted UBBP's net sales and net income by $105 million and $16 million, respectively.
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
CORPORATE
Operating expenses for Corporate were $104 million in 2016, $94 million in 2015 and $105 million in 2014. The increase in 2016 compared to 2015 was due primarily to pension settlement charges of $10 million, $4 million in charges for the remaining lease term and accelerated depreciation associated with the exit of commercial office space and increased costs for incentive compensation offset by lower information technology spend.
The decrease in 2015 compared to 2014 reflected the absence of a pension settlement charge of $13 million for our previously frozen U.K. pension plan recorded in 2014 with further reductions driven by management’s continued focus to reduce spending, lower stock compensation expense due to lower grant date fair value offset by higher employee salary, benefit and incentive compensation expense compared to 2014.
Liquidity and Capital Resources
LIQUIDITY
As of December 31, 2016, we had $518 million of cash and cash equivalents and marketable securities compared with $672 million as of December 31, 2015. Our total liquidity was $603 million as of December 31, 2016 (including $85 million of borrowing availability under our credit facility) compared to $967 million as of December 31, 2015 (including $295 million of borrowing availability under our credit facility). The decrease in liquidity reflected the retirement of $1.1 billion in debt and an additional $100 million contribution to our pension plans, both of which were partially funded by the proceeds of $669 million received in 2016 from the sale of L&W. The lower borrowing base and borrowing availability under the credit facility is primarily a result of our lower receivables and inventory due to the sale of L&W in the fourth quarter of 2016.
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
Total debt as of December 31, 2016 and 2015 consisted of senior notes and industrial revenue bonds. Total debt amounted to $1.083 billion ($1.089 billion in aggregate principal amount less $6 million of unamortized debt issuance costs) as of December 31, 2016 and $2.175 billion ($2.189 billion in aggregate principal amount less $14 million of unamortized original issue discount and debt issuance costs) as of December 31, 2015. As of December 31, 2016 and during the year then ended, there were no borrowings under our revolving credit facility. See Note 6 to the consolidated financial statements in Part II, Item 8 of this report for additional information about our debt.
Our senior notes and industrial revenue bonds are rated by the three major credit-rating agencies: Moody’s Investors Service (Moody’s), Standard & Poor’s Global Ratings (S&P), and Fitch Ratings, Inc. (Fitch). The ratings are typically monitored by stockholders, creditors, or suppliers as an indicator of the company's viability. Additionally, the ratings of Moody’s and S&P impact the interest rate on our 7.75% senior notes maturing in 2018. See Note 6 to the consolidated financial statements in Part II, Item 8, of this report for additional information regarding the impact of changes to our credit ratings on interest rates. Below is a summary of the ratings published by the three agencies as of the date indicated:

	S&P	Moody's	Fitch
Corporate/Family rating	BB+	Ba2	BB
Outlook	Stable	Positive	Stable
Guaranteed senior notes	BB+	Ba2	BB+
All other notes and bonds	BB+	Ba3	BB
Report date	November 10, 2016	November 22, 2016	August 29, 2016
 We maintain a credit facility with a maximum borrowing limit of $180 million (including a $50 million borrowing sublimit for CGC) that is available to fund working capital needs and other general corporate purposes and matures on October 22, 2019. The facility is guaranteed by certain of our significant subsidiaries and secured by such parties’ eligible trade receivables and inventory. The maximum borrowing limit under the credit agreement may be increased up to $650 million at our request and with our lenders’ approval. In December 2016, we reduced the facility size from $450 million to $180 million due to the L&W sale and in January 2017, we amended the credit agreement to reduce payment condition threshold amounts in conjunction with the lower facility size. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock.
Although the maximum borrowing limit under the credit agreement is $180 million, the credit agreement specifies the maximum principal that may be borrowed by USG and CGC is impacted by any amounts outstanding under the credit agreement, outstanding letters of credit, a borrowing base comprised of eligible trade receivables and inventory, and the minimum excess availability that may be required due to the Covenant Trigger Threshold, described below, being applicable. As of December 31, 2016, the maximum principal we could borrow after taking into account the foregoing factors was approximately $85 million.
The credit agreement contains a covenant that would require us to maintain a minimum fixed charge coverage ratio of not less than 1.0-to-1.0 in the event that excess availability falls below the "Covenant Trigger Threshold" equal to 10% of the lesser of (a) the aggregate revolving commitment and (b) the aggregate of the USG and CGC borrowing base. As of December 31, 2016, our fixed charge coverage ratio was 0.39-to-1.0 and; therefore, we are required to maintain minimum excess availability of no less than the Covenant Trigger Threshold so that the financial covenant will remain inapplicable. Currently, that amount would be approximately $14 million.
As of December 31, 2016 and during the year then ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 2.00% for loans in the U.S. and 1.95% for loans in Canada. Outstanding letters of credit as of December 31, 2016 totaled $38 million.

CASH FLOWS
The following table presents a summary of our cash flows:

(millions)	2016	2015	2014
Net cash provided by (used for):
Operating activities from continuing operations	$314	$279	$160
Investing activities from continuing operations	79	(61)	(679)
Financing activities from continuing operations	(1,129)	(44)	(66)
Discontinued operations	726	47	6
Effect of exchange rate changes on cash	(5)	(10)	(5)
Net increase (decrease) in cash and cash equivalents	$(15)	$211	$(584)
Operating Activities: Higher cash flows from operating activities in 2016 compared to 2015 primarily reflected improved gross profit. Also driving the increase in operating cash flow was improved working capital. Our net cash outflow for accounts receivable, inventories, accounts payable and accrued expenses of continuing operations was lower in 2016 compared to 2015. Cash outflows for accrued expenses in 2015 included $39 million pursuant to the settlement agreement with the direct purchaser class in the U.S. wallboard pricing class action lawsuit. Excluding this payment, 2016 still reflected lower net cash outflow driven by initiatives over accounts payable offset by lower inflow from accounts receivable.
As of December 31, 2016, working capital (current assets less current liabilities) amounted to $527 million, and the ratio of current assets to current liabilities was 2.25-to-1. As of December 31, 2015, working capital amounted to $408 million, and the ratio of current assets to current liabilities was 1.41-to-1.
Higher cash flows from operating activities of $130 million in 2015 compared to 2014 primarily reflected improved gross profit in 2015, lower selling and administrative expenses and cash dividends from UBBP of $38 million. As of December 31, 2015, working capital (current assets less current liabilities) amounted to $408 million, and the ratio of current assets to current liabilities was 1.41-to-1. As of December 31, 2014, working capital amounted to $546 million, and the ratio of current assets to current liabilities was 1.97-to-1.
Investing Activities: Investing cash flows provided $79 million of net cash in 2016 and used $61 million of net cash during 2015. Net sales of marketable securities was $139 million in 2016 compared to net purchases of $76 million in 2015. Cash outflows for capital expenditures decreased in 2016 by $4 million as compared to 2015. The net increase in cash inflows from marketable securities and capital expenditures were offset by the lower cash inflows for the net proceeds of asset dispositions primarily due to the sale of a surplus property in Mexico and of our ships owned by GTL and for the disposition of our Knauf USG joint venture in 2015.
Net cash used for investing activities in 2015 was $61 million compared to $679 million during 2014. Included in 2014 was a $560 million outflow for our investments in UBBP, consisting of $500 of million of base price, $15 million of customary estimated working capital and net debt adjustments, $22 million of transaction costs, and $23 million of cash held by the wholly-owned subsidiaries that we contributed to UBBP.
Net cash used for investing activities in 2015 included higher net purchases of marketable securities of $76 million compared to $14 million in 2014. Capital expenditures for 2015 were lower at $87 million as compared to $125 million in 2014. The net increase in cash outflows related to marketable securities and capital expenditures were offset by the cash inflow for the net proceeds of asset dispositions of $58 million primarily due to the sale of a surplus property in Mexico and of our ships owned by GTL and $52 million for the disposition of our Knauf USG joint venture.
Financing Activities: The net cash used for financing activities in 2016 was driven by the repayment of $1.1 billion of debt during the year.
The net cash used for financing activities in 2015 included $365 million paid to repurchase $350 million of our 8.375% senior notes due 2018 plus tender premium offset by the $344 million of proceeds received from the issuance of $350 million of 5.5% senior notes, net of debt issuance costs and $21 million used to repay our ship mortgage facility.
Discontinued Operations: Net cash provided by discontinued operations for 2016 was $726 million compared to $47 million for 2015. The higher cash inflow reflected $669 million of cash received in 2016 for the sale of L&W and higher cash inflows for accounts payable offset by higher cash outflows for accounts receivable and inventories.

Net cash provided by discontinued operations for 2015 was $47 million compared to $6 million for 2014. The higher cash inflow reflected higher cash inflows for inventories and accounts receivable offset by higher cash outflow for accounts payable.
LIQUIDITY OUTLOOK
In 2017, we plan to spend $200 million on capital expenditures in the normal course of our business, which includes $80 million allocated for advanced manufacturing projects to standardize and automate production across our Gypsum and Ceilings businesses. We expect to fund these capital expenditures with cash from operations or cash on hand.
Estimated future spending on approved capital expenditures for the replacement, modernization and expansion of operations totaled $121 million as of December 31, 2016 compared with $33 million as of December 31, 2015.
Interest payments for 2017 are expected to decrease to $77 million from $153 million in 2016 which reflects lower debt levels due to the repayment of $1.1 billion in debt in 2016. We intend to refinance our 7.75% senior notes due 2018, as well as our credit facility, in 2017.
On January 31, 2017, our Board of Directors approved a share repurchase program in which we may repurchase up to $250 million of our common stock. The timing and the amount of any repurchases will be determined based on market conditions and other factors. Share repurchases will be funded with available cash on hand. See Note 21 to the consolidated financial statements in Part II, Item 8 of this report.
Our undistributed foreign earnings as of December 31, 2016 are considered permanently reinvested with the exception of the earnings associated with the former holding company of the Knauf-USG joint venture that was sold in December 2015. The amount of cash and cash equivalents held by our foreign subsidiaries was $184 million as of December 31, 2016 and would be subject to material repatriation tax effects.
Since formation, UBBP was funded from its net cash flows from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund. UBBP is targeting the distribution of 50% of combined after tax profits to USG and Boral, however, this dividend may be adjusted by the USG Boral board with unanimous resolution. During the second and fourth quarters of 2016, UBBP paid cash dividends on earnings through September 30, 2016 of which our 50% share totaled $47 million. We intend to use the dividends received to fund the potential obligation under the earnout described in Note 4 to the consolidated financial statements in Part II, Item 8 of this report.
In the event certain performance targets are satisfied by UBBP, we will be obligated to pay Boral an earnout payment in an amount up to $50 million in 2019, based on UBBP performance during the first five years. We have not recorded a liability for this earnout payment as we have concluded that it is currently not probable that the five-year performance target will be achieved.
We believe that cash on hand, cash equivalents, marketable securities, cash available from future operations and our credit facility will provide sufficient liquidity to fund our operations for at least the next 12 months. Cash requirements include, among other things, capital expenditures, working capital needs, employee retirement plans funding, interest payments and other contractual obligations.
Realization of Deferred Tax Asset
As of December 31, 2016, we had federal Net Operating Loss (“NOL”) carryforwards of approximately $923 million that are available to offset future federal taxable income and will expire in the years 2028 through 2032. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period. We also had foreign tax credit carryforwards of $143 million that are available to offset future federal taxable income and will expire in the years 2022 through 2026.
As of December 31, 2016, we had a deferred tax asset related to our state NOLs and tax credit carryforwards of $172 million. They will expire if unused in years 2018 through 2036.
At December 31, 2016, our net deferred tax assets of $488 million were offset by a valuation allowance of $51 million. The remaining valuation allowance related to certain state net operating losses that we anticipate will not be used prior to their expiration.
See Note 15 to the consolidated financial statements in Part II, Item 8 for additional information regarding income tax matters.

Contractual Obligations and Other Commitments
As of December 31, 2016, our contractual obligations and commitments were as follows:

	Payments Due by Period
(millions)	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Debt obligations (a)	$1,089	$—	$500	$—	$589
Other long-term liabilities (b)	554	4	17	29	504
Interest payments (c)	439	77	89	66	207
Purchase obligations (d)	338	111	101	65	61
Capital expenditures (e)	121	97	24	—	—
Operating leases	115	31	48	29	7
Unrecognized tax benefits (f)	15	2	2	3	8
Earnout payment (g)	50	—	50	—	—
Total	$2,721	$322	$831	$192	$1,376

(a)	Excludes unamortized deferred issuance costs of $6 million.

(b)
Other long-term liabilities primarily consist of asset retirement obligations that principally extend over a 50-year period. The majority of associated payments are payable toward the latter part of that period.

(c)	Reflects estimated interest payments on debt obligations as of December 31, 2016.

(d)	Purchase obligations primarily consist of contracts to purchase energy, certain raw materials and finished goods.

(e)	Reflects estimates of future spending on active capital projects that were approved prior to December 31, 2016 but were not completed by that date.

(f)	Reflects estimated payments (if required) of gross unrecognized tax benefits.

(g)	Reflects contractual earnout payments for our investments in UBBP up to $50 million based on performance during the first five years.
The table above excludes liabilities related to both our defined benefit pension plans and postretirement benefits (retiree health care and life insurance). For 2016, our defined benefit pension plans had no minimum funding requirements under the Employee Retirement Income Security Act of 1974. We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $74 million to our pension plans in 2017. We voluntarily provide postretirement benefits for eligible employees and retirees and estimate cash payments to be $8 million in 2017. See Note 9 to the consolidated financial statements in Part II, Item 8 for additional information on future expected cash payments for pension and other postretirement benefits.
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
Legal Contingencies
We are named as defendants in litigation arising from our operations, including lawsuits or claims arising from commercial disputes, product performance or warranties, products liability, and worksite or vehicular accidents.
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
We determined the assumed discount rate based on a hypothetical AA yield curve represented by a series of annualized individual discount rates. Each underlying bond issue is required to have a credit rating of Aa or better by Moody’s Investors Service or a credit rating of AA or better by Standard & Poor’s Global Ratings. We consider the underlying types of bonds and our projected cash flows of the plans in evaluating the yield curve selected. The use of a different discount rate would impact net pension and postretirement benefit costs and benefit obligations. In determining the expected return on plan assets, we use a “building block” approach, which incorporates historical experience, our pension plan investment guidelines, asset allocation, and expectations for long-term rates of return. The use of a different rate of return would impact net pension costs. A one-half percentage point change in the assumed discount rate and return on plan asset rate would have the following effects (dollars in millions):

		Increase (Decrease) in
Assumptions	Percentage Change	2017 Net Annual Benefit Cost	2016 Projected Benefit Obligation
Pension Benefits:
Discount rate	0.5% increase	$(6)	$(78)
Discount rate	0.5% decrease	6	86
Expected return on plan assets	0.5% increase	(7)	N/A
Expected return on plan assets	0.5% decrease	7	N/A
Postretirement Benefits:
Discount rate	0.5% increase	$(1)	$(8)
Discount rate	0.5% decrease	1	9
Compensation increase rates are based on historical experience and anticipated future management actions. Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality rates.

We no longer have significant exposure to health care cost trend rates due to the modifications we made to our U.S. postretirement health care plan to limit the increase in the annual amount we pay for retiree health care coverage for certain current and future retirees to 3% and to require retiree medical plan participants to purchase individual coverage in the Affordable Insurance Exchanges or individual Medicare marketplace effective January 1, 2016 using a company-funded subsidy based upon years of service at retirement.
Results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the net benefit cost of future periods. The sensitivity of assumptions reflects the impact of changing one assumption at a time and is specific to conditions at the end of 2016. Economic factors and conditions could affect multiple assumptions simultaneously, and the effects of changes in assumptions are not necessarily linear.
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
We weigh, based upon the level of objectivity, all available evidence in our assessment related to the realization of deferred tax assets. Our ability to generate sufficient taxable income in the future, taking into consideration state laws on NOL expirations, will determine the need for a valuation allowance.
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

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Business” about: (a) the availability of synthetic gypsum and energy supplies; and (b) demand for new products and systems that meet regulatory and customer sustainability standards and preferences and our ability to provide such products and systems to maintain our competitive position; (2) “Risk Factors” about significant factors that may adversely affect us and our industry; (3) “Legal Proceedings” about the outcome and effect of ongoing and future legal and governmental proceedings; and (4) “Management’s Discussion and Analysis” about: (a) market conditions and outlook, including anticipated growth in new residential and nonresidential construction and repair and remodel spending, and the construction industries in Canada and Mexico, and the anticipated growth or decline in countries in the UBBP territory and its effect on the cyclicality of our North American business; (b) demand for gypsum wallboard and industry capacity utilization rate; (c) our liquidity outlook, including our capital expenditure plans, expected interest payments, intended debt refinance, UBBP's dividend policy and our intended use of dividend funds received, including UBBP's ability to self-fund, cash requirements and adequacy of resources to fund them; (d) future contributions to our pension plans; and (e) the outcome and effect of ongoing and future legal and governmental proceedings.
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
COMMODITY PRICE RISK
We use swap contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a significant portion of our anticipated purchases of natural gas is hedged for 2017. The aggregate notional amount of these hedge contracts in place as of December 31, 2016 was 36 million mmBTUs, and they mature by December 31, 2021. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of these contracts was a $3 million unrealized gain as of December 31, 2016.
A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of December 31, 2016 and 2015 was $10 million and $6 million, respectively. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $80 million as of December 31, 2016, and they mature by December 27, 2017. The fair value of these contracts was immaterial as of December 31, 2016.
A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of December 31, 2016 and 2015 was $9 million and $11 million, respectively. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of December 31, 2016, all of our outstanding debt was fixed-rate debt. Consequently, our debt is not subject to risk from changing interest rates.
A sensitivity analysis was prepared to estimate the potential change in fair value of our marketable securities portfolio assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in fair value of our marketable securities as of December 31, 2016 and 2015 was immaterial and $1 million, respectively.
See Notes 1 and 7 to the consolidated financial statements in Part II, Item 8 for additional information regarding our financial exposures.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

USG CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(millions, except share and per-share data)	Years Ended December 31,
	2016	2015	2014
Net sales	$3,017	$2,913	$2,904
Cost of products sold	2,312	2,263	2,279
Gross profit	705	650	625
Selling and administrative expenses	304	302	323
Litigation settlement charge	—	—	48
Long-lived asset impairment charges	10	—	90
(Recovery) loss on receivable and contract termination charge	(3)	(6)	15
Gain on disposal of shipping operations, net	—	(1)	—
Operating profit	394	355	149
Income from equity method investments	49	48	33
Interest expense	(145)	(163)	(179)
Interest income	4	2	1
Income and gain from the sale of equity method investment to related party	—	13	2
Gain on deconsolidation of subsidiaries and consolidated joint ventures	—	—	27
Loss on extinguishment of debt	(37)	(19)	—
Other income, net	9	—	—
Income from continuing operations before income taxes	274	236	33
Income tax (expense) benefit	(63)	740	(7)
Income from continuing operations	211	976	26
Income from discontinued operations, net of tax	20	15	12
Gain on sale of discontinued operations, net of tax	279	—	—
Net income	510	991	38
Less: Net income attributable to noncontrolling interest	—	—	1
Net income attributable to USG	$510	$991	$37

Earnings per common share - basic:
Income from continuing operations	$1.45	$6.70	$0.18
Income from and gain on sale of discontinued operations	2.04	0.11	0.08
Net income	$3.49	$6.81	$0.26

Earnings per common share - diluted:
Income from continuing operations	$1.44	$6.62	$0.17
Income from and gain on sale of discontinued operations	2.02	0.11	0.08
Net income	$3.46	$6.73	$0.25

Average common shares	145,929,506	145,457,208	141,722,616
Average diluted common shares	147,660,979	147,246,600	144,296,316
See accompanying Notes to Consolidated Financial Statements

USG CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(millions)	Years Ended December 31,
	2016	2015	2014
Net income	$510	$991	$38

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Gain (loss) on derivatives qualifying as cash flow hedges, net of tax of $2, $4, and $0, respectively	1	(5)	(15)
Less: Reclassification adjustment for (loss) gain on derivatives included in net income, net of tax (benefit) of ($4), $2, and $0, respectively	(6)	(9)	4
Derivatives qualifying as cash flow hedges, net of tax of $6, $2, and $0, respectively	7	4	(19)

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax (benefit) of ($19), $6 and ($2), respectively	(34)	74	(272)
Less: Amortization of prior service benefit cost included in net periodic pension cost, net of tax (benefit) of ($7), ($1) and ($1), respectively	(9)	(7)	(2)
Pension and postretirement benefits, net of tax (benefit) of ($12), $7 and ($1), respectively	(25)	81	(270)

Foreign currency translation:
Changes in foreign currency translation, net of tax of $0 in all periods	(53)	(67)	(68)
Less: Translation (loss) gain realized upon sale of foreign entities, net of tax of $0 in all periods	—	(6)	5
Foreign currency translation, net of tax of $0 in all periods	(53)	(61)	(73)

Other comprehensive (loss) income, net of tax	(71)	24	(362)

Comprehensive income (loss)	$439	$1,015	$(324)

See accompanying Notes to Consolidated Financial Statements

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions, except share and per share data)		As of December 31,
		2016	2015
Assets
Current Assets:
Cash and cash equivalents		$427	$442
Short-term marketable securities		62	194
Restricted cash		—	9
Receivables (net of reserves: 2016 - $8; 2015 - $9)		183	184
Inventories		236	219
Income taxes receivable		1	5
Other current assets		40	41
Assets related to discontinued operations		—	306
Total current assets		949	1,400
Long-term marketable securities		29	36
Property, plant and equipment, net		1,707	1,771
Deferred income taxes		492	728
Equity method investments		628	682
Other assets		64	68
Assets related to discontinued operations		—	51
Total assets		$3,869	$4,736

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable		$237	$208
Accrued expenses		175	186
Current portion of long-term debt		—	500
Income taxes payable		10	9
Litigation settlement accrual		—	9
Liabilities related to discontinued operations		—	80
Total current liabilities		422	992
Long-term debt		1,083	1,675
Deferred income taxes		4	5
Pension and other postretirement benefits		290	392
Other liabilities		184	216
Liabilities related to discontinued operations		—	20
Total liabilities		1,983	3,300
Stockholders’ Equity:
Preferred stock	– $1 par value, authorized 36,000,000 shares; outstanding - none	—	—
Common stock	– $0.10 par value; authorized 200,000,000 shares; issued: 2016 - 146,167,000 shares; 2015 - 145,667,000 shares	15	15
Additional paid-in capital		3,038	3,027
Accumulated other comprehensive loss		(385)	(314)
Retained earnings (accumulated deficit)		(782)	(1,292)
Total stockholders’ equity		1,886	1,436
Total liabilities and stockholders’ equity		$3,869	$4,736
See accompanying Notes to Consolidated Financial Statements

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(millions)	2016	2015	2014
Operating Activities
Net income	$510	$991	$38
Less: Income from discontinued operations, net of tax	20	15	12
Less: Gain on sale of discontinued operations, net of tax	279	—	—
Income from continuing operations	211	976	26

Adjustments to reconcile income from continuing operations to net cash:
Depreciation, depletion, and amortization	134	131	142
Loss on extinguishment of debt	37	19	—
Litigation settlement charge	—	—	48
Long-lived asset impairment charges	10	—	90
(Recovery) loss on receivable and contract termination charge	(3)	(6)	15
Share-based compensation expense	18	14	20
Deferred income taxes	57	(742)	4
Gain on asset dispositions	(9)	(13)	(11)
Gain from the sale of equity method investment to related party	—	(6)	—
Income from equity method investments	(49)	(50)	(35)
Dividends received from equity method investments	47	38	—
Pension settlement	20	1	13
Gain on deconsolidation of subsidiaries and consolidated joint ventures	—	—	(27)
(Increase) decrease in working capital, net of deconsolidation of subsidiaries and consolidated joint ventures:
Receivables	6	21	(35)
Income taxes receivable	3	(3)	3
Inventories	(20)	(16)	(11)
Other current assets	9	1	—
Payables	21	(16)	9
Accrued expenses	(39)	(61)	(9)
(Increase) decrease in other assets	—	4	3
Decrease in pension and other postretirement benefits	(142)	(28)	(55)
Decrease in other liabilities	(6)	(7)	(12)
Other, net	9	22	(18)
Net cash provided by operating activities of continuing operations	314	279	160
Net cash provided by operating activities of discontinued operations	59	52	12
Net cash provided by operating activities	$373	$331	$172
Investing Activities
Purchases of marketable securities	(274)	(246)	(204)
Sales or maturities of marketable securities	413	170	190
Capital expenditures	(83)	(87)	(125)
Net proceeds from asset dispositions	12	58	13
Net proceeds from the sale of equity method investment to related party	—	52	—
Investments in joint ventures, including $23 of cash of contributed subsidiaries in 2014	1	—	(560)
Insurance proceeds	1	—	3
Return (deposit) of restricted cash	9	(8)	4
Net cash provided by (used for) investing activities of continuing operations	79	(61)	(679)
Net cash provided by (used for) investing activities of discontinued operations	667	(2)	(4)
Net cash provided by (used for) investing activities	$746	$(63)	$(683)
Financing Activities
Issuance of debt	—	350	3
Repayment of debt	(1,131)	(386)	(63)
Payment of debt issuance fees	—	(6)	(3)
Issuances of common stock	4	6	4
Repurchases of common stock to satisfy employee tax withholding obligations	(2)	(8)	(7)
Net cash used for financing activities of continuing operations	$(1,129)	$(44)	$(66)
(continued on the next page)

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(millions)	2016	2015	2014
Effect of exchange rate changes on cash	(5)	(10)	(5)

Net (decrease) increase in cash and cash equivalents from continuing operations	(741)	164	(590)
Net increase in cash and cash equivalents from discontinued operations	726	50	8
Change in cash balance included in discontinued operations	—	(3)	(2)
Net (decrease) increase in cash and cash equivalents	(15)	211	(584)
Cash and cash equivalents at beginning of period	442	231	815
Cash and cash equivalents at end of period	$427	$442	$231

Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$153	$158	$172
Income taxes paid, net of refunds received	4	—	7

Noncash Investing and Financing Activities:
Amount in accounts payable for capital expenditures	15	5	15
Reversal of USG Boral Building Products earnout	(24)	—	—
Contribution of wholly-owned subsidiaries and joint venture investments as consideration for investment in USG Boral Building Products	—	—	121
Conversion of $75 million of 10% convertible senior notes due 2018, net of discount	—	—	(73)
Issuance of common stock upon conversion of debt	—	—	75
Accrued interest on debt conversion	—	—	(2)
See accompanying Notes to Consolidated Financial Statements

USG CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(millions, except share data)	Common Shares Issued (000)	Treasury Shares (000)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Non-controlling Interest	Total
Balance as of January 1, 2014	137,314	—	$14	$—	$2,920	$(2,320)	$24	$638	$24	$662
Net income						37		37	1	38
Other comprehensive loss							(362)	(362)		(362)
Share-based compensation					21			21		21
Stock issuances	947	166	—	4	1			5		5
Stock issuances upon debt conversion	6,507	72	—	3	72			75		75
Repurchase of common stock		(238)		(7)				(7)		(7)
Changes in noncontrolling interest								—	(24)	(24)
Balance as of December 31, 2014	144,768	—	$14	$—	$3,014	$(2,283)	$(338)	$407	$1	$408
Net income						991		991		991
Other comprehensive income							24	24		24
Share-based compensation					15			15		15
Stock issuances	899	283	1	8	(2)			7		7
Repurchase of common stock		(283)		(8)				(8)		(8)
Changes in noncontrolling interest								—	(1)	(1)
Balance as of December 31, 2015	145,667	—	$15	$—	$3,027	$(1,292)	$(314)	$1,436	$—	$1,436
Net income						510		510		510
Other comprehensive loss							(71)	(71)		(71)
Share-based compensation					18			18		18
Tax deficiencies in share-based compensation					(11)			(11)		(11)
Stock issuances	500	85	—	2	4			6		6
Repurchases of common stock		(85)		(2)				(2)		(2)
Balance as of December 31, 2016	146,167	—	$15	$—	$3,038	$(782)	$(385)	$1,886	$—	$1,886
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the following Notes to Consolidated Financial Statements, “USG,” “we,” “our” and “us” refer to USG Corporation and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.

1.	Significant Accounting Policies
Nature of Operations
USG, through its subsidiaries, is a leading manufacturer of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. Our products are distributed through building materials dealers, home improvement centers and other retailers, specialty wallboard distributors, and contractors.
Segments
Our segments are structured around our key products and business units: Gypsum, Ceilings and UBBP.
Our Gypsum reportable segment is an aggregation of the operating segments of the gypsum businesses in the United States, Canada, Mexico, and Latin America, our mining operation in Little Narrows, Nova Scotia, Canada, which we indefinitely idled in 2016, and our shipping company, which we exited in 2015. Gypsum manufactures products throughout the United States, Canada, and Mexico. These products include USG Sheetrock® brand gypsum wallboard and related products including Sheetrock® brand joint compound, Durock® brand cement board, Levelrock® brand of poured gypsum flooring, Fiberock® brand backerboard, and Securock® brand glass mat sheathing used for building exteriors and gypsum fiber and glass mat panels used as roof cover board. Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada and through February 27, 2014, the Asia-Pacific region. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East.
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
On August 29, 2016, we announced the signing of a definitive agreement to sell L&W Supply Corporation, or L&W, our distribution business, to American Builders & Contractors Supply Co., Inc., or ABC Supply, at which time L&W met the criteria to be classified as held for sale and presented as a discontinued operation. We completed the sale on October 31, 2016.
L&W's results of operations have been reclassified to "Income from discontinued operations, net of tax" in our consolidated statements of income for all periods presented. The assets and liabilities of L&W have been reclassified to "Assets related to discontinued operations" and "Liabilities related to discontinued operations", respectively, in our consolidated balance sheet as of December 31, 2015. The cash flows associated with L&W have been reclassified to "Net cash provided by operating activities of discontinued operations" and "Net cash provided by (used for) investing activities of discontinued operations" for all periods presented. The results of L&W, which previously consisted of our Distribution segment, have been excluded from our segment results. Additionally, results of our Gypsum and Ceilings segments have been revised as a result of L&W's classification as a discontinued operation to reflect only the sales of USG products from Gypsum and Ceilings to L&W that were sold outside the consolidated group prior to October 31, 2016. All L&W sales subsequent to the close of the transaction are included in net sales on our consolidated statement of income. See Note 3 for further discussion.
Our investments with Boral in the 50/50 joint ventures, UBBP, commenced on February 27, 2014, and as a result, our share of ten months of the results of UBBP were recorded in our accompanying consolidated statement of income for the year ended December 31, 2014. See Note 4 for further description of our investments in UBBP.
Use of Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.
Revenue Recognition
We recognize revenue when shipment is received by the customer. We enter into agreements with customers to offer rebates, generally based on achievement of specified sales levels and various marketing allowances that are common industry practice.

Estimated reductions to revenue for customer programs and incentive offerings, including promotions and other volume–based incentives, are recorded in the period in which the sale occurs. Provisions for early payment discounts are accrued in the same period in which the related sales are recorded.
Shipping and Handling Costs
Shipping and handling costs billed to customers are included in net sales and the related costs are presented in cost of products sold.
Advertising
Advertising expenses consist of media advertising and related production costs and sponsorships. We charge advertising expenses to earnings as incurred. These expenses amounted to $12 million, $16 million and $22 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Research and Development
We charge research and development expenditures to earnings as incurred. These expenditures amounted to $24 million, $23 million and $23 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Inventory Valuation
All of our inventories are stated at the lower of cost or market and are valued under the average cost method. Our inventories include materials, labor and applicable factory overhead costs. Depreciation associated with manufacturing assets is excluded from inventory cost but is included in cost of products sold.
Earnings per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the dilutive effect, if any, of market share units, or MSUs, restricted stock units, or RSUs, performance shares, the potential exercise of outstanding stock options and the deferred shares associated with our deferred compensation program for non-employee directors.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments, primarily money market funds, with maturities of three months or less at the time of purchase.

Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss, or AOCI. If it is deemed that marketable securities have unrealized losses that are other than temporary, these losses will be recorded in earnings immediately. Situations in which losses may be considered other than temporary include when we have decided to sell a security or when it is more likely than not that we will be required to sell the security before we recover its amortized cost basis. Cost basis for securities sold are determined on a first-in-first-out basis.
Receivables
Receivables are recorded at net realizable value, which includes allowances for cash discounts and doubtful accounts. We review the collectability of receivables on an ongoing basis and reserve for receivables determined to be uncollectible. This determination is based on the delinquency of the account, the financial condition of the customer and our collection experience.
We include short-term financing receivables in receivables and long-term financing and loan receivables in other assets on our consolidated balance sheets. Financing and loan receivables are recorded at net realizable value which includes an allowance for credit losses. We review the collectability of financing and loan receivables on an ongoing basis and reserve for financing and loan receivables determined to be uncollectible. This determination is based on the delinquency of the account and the financial condition of the other party. As of December 31, 2016, the allowance for credit losses was immaterial.
Investments in Unconsolidated Joint Ventures
The equity method of accounting is used for investments in joint ventures that we do not consolidate, but over which we have the ability to exercise significant influence. These investments are initially recorded at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. If the underlying net assets in our investments are denominated in a foreign currency, we adjust the value of our investment for translation gains or losses. Profits resulting from sales with equity method investees are eliminated until realized by the investee.
At least quarterly, we review the probability of the earnout payment to Boral. At December 31, 2016, we concluded that it is currently not probable that the five-year performance target will be achieved. If our conclusion on the probability of achievement were to change, we will record a liability representing the present value of the second earnout payment with a corresponding increase to our investment.
Losses in the value of an equity method investment that are other than temporary, are recognized when the current fair value of the investment is less than its carrying value. We review our investments in equity method investments for impairment whenever factors indicate an other than temporary loss in value. If we conclude a loss in value is other than temporary, an impairment charge is recognized for the difference between the investment’s carrying value and its estimated fair value.
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
We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. We recorded $1 million of capitalized interest in the year ended December 31, 2016, and $3 million in the years ended December 31, 2015 and 2014. Facility start-up costs that cannot be capitalized are expensed as incurred and recorded in cost of products sold.
Property, plant and equipment is reviewed for impairment when indicators of a potential impairment are present by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If we determine an impairment exists, the asset is written down to estimated fair value.
Asset Retirement Obligations
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
In instances where a decrease in the asset retirement obligation is in excess of the related remaining net book value of the asset retirement costs, the excess is recorded to the consolidated statement of income as a reduction in cost of products sold. Asset retirement obligations are included in other liabilities on the consolidated balance sheets.
Share-Based Compensation
We award share-based compensation to employees in the form of MSUs, performance shares and RSUs and to non-employee directors in the form of shares of our common stock. All grants under share-based payment programs are accounted for at fair value at the date of grant. We recognize expense on all share-based awards to employees expected to vest over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award. Expense is generally reduced for estimated forfeitures, which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
We use swaps to hedge a significant portion of our anticipated purchases of natural gas to be used in our manufacturing operations. Generally, we hedge the cost of a majority of our anticipated purchases of natural gas over the next 12 months. However, we review our positions regularly and make adjustments as market conditions warrant. The majority of contracts currently in place are designated as cash flow hedges and the remainder are not designated as hedging instruments.
We have operations outside of the United States and use forward contracts to hedge the risk of changes in cash flows resulting from selected forecasted intercompany and third-party sales or purchases, as well as intercompany loans, denominated in non-U.S. currencies, or to hedge the risk of selected changes in our net investment in foreign subsidiaries. These contracts are designated as either cash flow or net investment hedges or are not designated as hedging instruments.
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
We record transaction gains and losses to earnings. In 2016, the total transaction gain was $3 million. In 2015 and 2014, the total transaction loss was $7 million and $6 million, respectively.
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
In November 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which will require restricted cash to be presented with cash and cash equivalents in the statement of cash flows. The standard will be effective for us in the first quarter of 2018 and will be applied using the retrospective approach. As our restricted cash amounts are immaterial, we do not expect the adoption of ASU 2016-18 will have a significant impact to our consolidated financial statements or disclosures.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory,” which eliminates the exception for all intra-entity transfers, except for intra-entity transfers of inventory. The significant components of the standard are 1) current and deferred income tax consequences of intra-entity asset transfers (other than inventory) will be reflected when the transaction occurs and 2) the impact of the sale, if any, is reflected in the effective tax rate for the period in which the transaction occurs. The standard will be effective for us in the first quarter of 2018 and we will adopt the new standard using a modified retrospective approach with a cumulative-effect adjustment to retained earnings. We do not expect the adoption of ASU 2016-16 will have a significant impact to our consolidated financial statements or disclosures.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard will be effective for us in the first quarter of 2018, there will be no impact to our consolidated cash flow statement and disclosures as we are already compliant with the provisions of the standard.
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies certain aspects of accounting for employee share-based payments. The standard will be effective for us in the first quarter of 2017 and will be applied in part prospectively and in part using a modified retrospective transition approach. The components of this standard that will impact our financial statements are as follows:

•
Excess tax benefits and deficiencies related to stock compensation will be prospectively recognized in income tax expense instead of in equity when the awards vest or are settled. For the twelve months ended December 31, 2016 and 2015, we recorded a reduction to equity of $11 million and $0 million, respectively. Under the new standard, $9 million of tax expense and $4 million of income tax benefit would have been recognized in 2016 and 2015, respectively.

•
Excess tax benefits that were previously unrecognized because the related tax deduction had not been realized through a reduction in taxes payable will be recorded on a modified retrospective basis. If we had early adopted this standard, we would have recorded a cumulative-effect adjustment to opening retained earnings of $25 million on our December 31, 2016 consolidated balance sheet.

•
Upon adoption, we will elect an accounting policy to recognize forfeitures as they occur and will record a cumulative effect change to retained earnings in accordance with the modified retrospective approach. If we had early adopted this standard, we would have recorded an immaterial cumulative effect adjustment to opening retained earnings on our December 31, 2016 balance sheet.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The standard will be effective for us in the first quarter of 2019, and we will adopt the new standard using the modified retrospective approach. While we continue to evaluate the impact of the new standard, we believe the standard will require us to implement a new lease accounting system and related policies and processes. Further, we anticipate the adoption of ASU 2016-02 will have a significant impact to our consolidated balance sheets, consolidated statements of income and disclosures, but we are unable to quantify the financial statement impact at this time.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity instruments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts the financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU does not apply to equity method investments or investments in consolidated subsidiaries. The new standard will be effective for us for the first quarter of 2018, with early adoption permitted and amendments to be applied as a cumulative-effect adjustment to the balance sheet in the year of adoption. We do not expect the adoption of ASU 2016-01 will have a significant impact to our consolidated financial statements or disclosures.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory", which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using the first-in, first-out (FIFO) or average cost method. The ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard, which we will adopt using the prospective approach, is effective for us beginning January 1, 2017. ASU 2015-11 will not have an impact to our consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 606. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and we will adopt the standard on January 1, 2018. We are in the process of completing the analysis of the standard's impact on our sales to customers. While we have not completed our analysis of the impact of the provisions of this standard, we do not expect a significant impact to our financial statements or disclosure.
3.    Discontinued Operations
On October 31, 2016, we completed the sale of our L&W business to ABC Supply for total cash consideration of $675 million inclusive of the final working capital adjustment and recorded a gain on the sale of $279 million.
For the year ended December 31, 2016, L&W met the criteria to be classified as held for sale and to be presented as a discontinued operation. Accordingly, we reclassified the results of operations and the cash flows of L&W to discontinued operations in our consolidated statements of income and consolidated statements of cash flows for all periods presented. Additionally, we reclassified the assets and liabilities of L&W to discontinued operations in our consolidated balance sheets.
The summarized financial information related to L&W that has been excluded from continuing operations and reported as a discontinued operation is as follows:

(millions)	For the year ended December 31,
	2016(a)	2015	2014
Net sales	$1,252	$1,428	$1,345
Cost of products sold	1,196	1,387	1,316
Gross profit	56	41	29
Selling and administrative expenses (b)	22	15	16
Operating profit	34	26	13
Income tax expense	12	11	—
Net income from discontinued operations (c)	$22	$15	$13

Gain on sale of discontinued operations	$279	$—	$—

(a)	Operating results for 2016 are presented for the ten months ended October 31, 2016.

(b)	The ten month period ended October 31, 2016 includes transaction costs of $8 million.

(c)	Years ended December 31, 2016 and 2014 include net income from discontinued operations from our European business, which were sold in 2012.

The assets and liabilities related to discontinued operations as of December 31, 2015 are as follows:

(millions)	December 31, 2015
Accounts receivable, net	207
Inventories	95
Other current assets	4
Property, plant and equipment, net (a)	17
Intangible assets (a)	31
Other assets (a)	3
Total assets related to discontinued operations	$357

Accounts payable	$51
Accrued expenses	29
Other liabilities (a)	20
Total liabilities related to discontinued operations	$100
(a) As of December 31, 2015, these balances are reflected as long-term in our consolidated balance sheet.
We retained responsibility for the benefits payable to employees of L&W from the USG pension and postretirement plans for the benefits accrued while employed by USG. As such, these liabilities are not reflected in liabilities related to discontinued operations. See Note 9 for further discussion. We also agreed to defend and indemnify L&W in connection with the pricing lawsuits. See Note 19 for discussion of the liability associated with the pricing lawsuits.
Additionally, upon the close of the sale, we entered into a supply agreement with L&W and a transition services agreement with ABC Supply to provide certain transition services. For the years ended December 31, 2016, 2015, and 2014, we recorded sales to L&W of $568 million, $531 million and $532 million that, prior to October 31, 2016, were eliminated in consolidation. We recorded a cash inflow of $102 million from L&W in the two months since the sale related to payments on trade receivables.

4.    Equity Method Investments
Equity method investments were as follows:

	December 31, 2016		December 31, 2015
(millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USG Boral Building Products	$621	50%	$675	50%
Other equity method investments	7	33% - 50%	$7	33% - 50%
Total equity method investments	$628		$682
Investments in USG Boral Building Products (UBBP)
On February 27, 2014, we formed the 50/50 joint ventures, USG Boral Building Products Pte. Limited, a company organized under the laws of Singapore, and USG Boral Building Products Pty Limited, a company organized under the laws of Australia, with Boral Limited, or Boral. These joint ventures are herein referred to as USG Boral Building Products, or UBBP. As consideration for our 50% ownership in UBBP, we (i) made a cash payment of $514 million to Boral, (ii) contributed to UBBP our subsidiaries and joint venture investments in China, Singapore, India, Malaysia, New Zealand, Australia, the Middle East and Oman and (iii) granted to UBBP licenses to use certain of our intellectual property rights in the Territory. Our existing wholly-owned subsidiaries and consolidated variable interest entities that were contributed into the joint venture were deconsolidated resulting in a gain of $27 million, which is included in our consolidated statement of income for the year ended December 31, 2014.
During 2016, UBBP paid cash dividends on earnings through September 2016 of which our 50% share totaled $47 million. We recorded the cash dividend in operating activities on our statements of cash flows. As of December 31, 2016, the amount of our consolidated retained earnings which represents undistributed earnings from UBBP is $44 million.
In the event certain U.S. Dollar performance targets are satisfied by UBBP, we are obligated to pay Boral two scheduled earnout payments in an aggregate amount up to $75 million. Upon inception of the joint ventures, we recorded a liability representing the present value of the first earnout payment of $25 million which was reversed in 2016 as the three-year performance target was not met. The second earnout payment of up to $50 million is based on performance over the first five years. We have concluded that it is currently not probable that the five-year performance target will be achieved. As of December 31, 2016, we had no liability recorded for the earnout payments. As of December 31, 2015, our liability for the earnout payments totaled $24 million and is included in other liabilities on our accompanying consolidated balance sheet.
Translation losses recorded in other comprehensive income were as follows:

(millions)	2016	2015	2014
Translation loss	$(30)	$(23)	$(34)
Transactions with UBBP
Our Gypsum segment sells products to UBBP. Total sales to UBBP for each of the years ended December 31, 2016, 2015 and 2014 were immaterial.
In 2014, in connection with the formation of UBBP, we contributed our ownership interest in a joint venture in China to UBBP but retained our loan receivable from this joint venture. As of December 31, 2016 and 2015, the loan receivable, including interest, totaled $15 million and $14 million, respectively, as included in "Other assets" on our consolidated balance sheets.
Investment in Knauf-USG Joint Venture
In 2015, we sold our 50% interest in Knauf/USG Verwaltungs GmbH and Knauf/USG Systems GmbH & Co. KG, or collectively the Knauf-USG joint venture, to our joint venture partner, Knauf Aquapanel GmbH, a subsidiary of Gebr. Knauf Verwaltungsgesellschaft KG (Knauf) for €48 million in cash, or approximately $52 million. The Knauf-USG joint venture manufactured and distributed Aquapanel® brand cement-based panels in Europe (excluding Turkey) and all countries that were part of the former Soviet Union. Affiliates of Knauf are the beneficial owners of approximately 10% of USG's outstanding shares of common stock.
We recorded a gain of approximately $6 million, which is net of $5 million for income taxes payable on the sale.  The gross gain and our equity method income in the Knauf-USG joint venture was $13 million for the year ended December 31,

2015 and $2 million for the year ended December 31, 2014 and is recorded in "Income and gain from the sale of equity method investment to related party" in our consolidated statement of income.

Summarized Financial Information
Summarized financial information for our equity method investments is as follows:

Statement of Income

	For the year ended December 31,
(millions)	2016	2015	2014 (a)
USG Boral Building Products:
Net sales	$1,052	$1,003	$927
Gross profit	337	278	251
Operating profit(b)	133	124	95
Net income before taxes	142	132	101
Net income	95	101	72
Net income attributable to USG Boral Building Products	99	96	67
USG share of income from USG Boral Building Products(c)	49	48	33
Other equity method investments(d):
USG share of income from other investments accounted for using the equity method	—	2	2

Total income from equity method investments	49	50	35

(a)	Operating results are presented for UBBP for the ten months ended December 31, 2014.

(b)	Year ended December 31, 2016 includes long-lived asset impairment charges of $8 million for China and of $14 million for Oman.

(c)	Year ended December 31, 2016 includes long-lived asset impairment charges of $4 million for China and of $4 million for Oman.

(d)	Amounts represent our share of income or loss from all equity method investments, other than UBBP.
Balance Sheet

(millions)	December 31, 2016	December 31, 2015
USG Boral Building Products:
Current assets	$389	$368
Non-current assets	903	935
Current liabilities(a)	211	197
Long-term debt	37	40
Other non-current liabilities	17	17
Shareholders' equity(b)	1,027	1,049

(a)	Includes the current portion of long-term debt of $15 million and $16 million as of December 31, 2016 and 2015, respectively.

(b)	Shareholders' equity includes $50 million and $60 million related to non-controlling interests as of December 31, 2016 and 2015, respectively.

5.     Marketable Securities
Our investments in marketable securities as of December 31, 2016 and 2015 consisted of the following:

	2016		2015
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$69	$69	$134	$134
U.S. government and agency debt securities	14	14	57	57
Asset-backed debt securities	2	2	21	21
Certificates of deposit	6	6	15	15
Municipal debt securities	—	—	3	3
Total marketable securities	$91	$91	$230	$230
The realized and unrealized gains and losses as of and for the years ended December 31, 2016, 2015 and 2014 were immaterial.
Contractual maturities of marketable securities as of December 31, 2016 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$62	$62
Due in 1-5 years	29	29
Total marketable securities	$91	$91
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.
6.     Debt
Total debt as of December 31 consisted of the following:

(millions)	2016	2015
5.5% senior notes due 2025	$350	$350
5.875% senior notes due 2021	—	350
6.3% senior notes due 2016	—	500
7.75% senior notes due 2018	500	500
7.875% senior notes due 2020 (net of discount: 2016 - $0; 2015- $1)	—	249
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$1,089	$2,188
Less unamortized debt issuance costs	$6	$13
Total	$1,083	$2,175
Repurchase of Senior Notes
During 2016, we retired $500 million of our 6.3% Senior Notes due in 2016, referred to as the 6.3% Notes, $250 million of our 7.875% senior notes due 2020, referred to as the 7.875% Notes, and $350 million of our 5.875% senior notes due 2021, referred to as the 5.875% Notes. The early redemption of the 6.3% Notes, the 7.875% Notes and the 5.875% Notes included premiums of $30 million and accrued interest of $9 million. As a result of the repurchases, we recorded a loss on early extinguishment of debt, before tax, of $37 million including premiums, write-off of deferred financing fees, debt discount and broker fees.
In the first quarter of 2015, we repurchased $350 million of our 8.375% senior notes due in 2018, through both a cash tender offer and a subsequent notice of redemption for aggregate consideration, including tender offer premium and accrued and unpaid interest, of $377 million. As a result of the repurchases, we recorded a loss on early extinguishment of debt of $19 million including the write-off of unamortized debt issuance costs.

Issuance of Senior Notes
In the first quarter of 2015, we issued $350 million of 5.5% senior notes due March 1, 2025. The net proceeds from the issuance of these notes and cash on hand were used to fund the repurchases of the 8.375% senior notes and all related costs and expenses. We deferred approximately $6 million of debt issuance costs that are being amortized to interest expense over the term of the notes. As of December 31, 2016 and December 31, 2015, these notes were recorded on the accompanying consolidated balance sheets at $345 million and $344 million, respectively.
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

Interest rate (a)	7.75%	5.500%
Principal net of discount (in millions) (b)	$500	$350
Maturity	January 15, 2018	March 1, 2025
Call date	Any time (c)	March 1, 2020 (d)
Mandatory redemption	at 101% plus accrued and unpaid interest in the event of a change in control and a related downgrade below investment grade by both Moody’s Investors Service and Standard & Poor’s Global Ratings	at 101% plus accrued and unpaid interest in the event of a change in control

(a)
The 7.75% senior notes currently have an effective interest rate of 8.25%. The rate is subject to an adjustment of up to 2% if the debt rating is downgraded or subsequently upgraded by Moody's Investors Service and Standard & Poor's Global Ratings.

(b)	Principal amounts exclude unamortized debt issuance costs.

(c)
Callable at any time at a price equal to the greater of (1) 100% of the principal and (2) the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rate plus a spread (as outlined in the applicable indenture), plus any accrued and unpaid interest on the principal amount being called.

(d)
Callable at any time prior to the call date at a price equal to 100% of the principal plus a premium (as outlined in the respective indentures), plus any accrued and unpaid interest on the principal amount being called. Callable after the call date at stated redemption prices (as outlined in the applicable indenture), plus any accrued and unpaid interest on the principal amount being called.

Credit Facility
We maintain a credit facility with a maximum borrowing limit of $180 million (including a $50 million borrowing sublimit for CGC) that is available to fund working capital needs and other general corporate purposes and matures on October 22, 2019. The facility is secured by certain of our accounts receivable and inventory. The maximum borrowing limit under the credit agreement may be increased up to $650 million at our request and our lenders’ approval. In December 2016, we reduced the facility size to $180 million due to the L&W sale and in January 2017, we amended the credit agreement to reduce payment condition threshold amounts in conjunction with the lower facility size.
The credit agreement requires us to maintain a minimum fixed charge coverage ratio in the event excess availability falls below a minimum threshold. Because our excess borrowing availability of $85 million exceeds this threshold, the requirement to maintain the minimum fixed charge coverage ratio is not applicable. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock. We are in compliance with all covenants in our credit facility.
As of December 31, 2016 and during the year then ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 2.00% for loans in the U.S. and 1.95% for loans in Canada. Outstanding letters of credit as of December 31, 2016 totaled $38 million.
Industrial Revenue Bonds
Our $239 million of industrial revenue bonds have fixed interest rates ranging from 5.5% to 6.4%. The weighted average rate of interest on our industrial revenue bonds is 5.875%. These bonds mature during the years 2028 through 2034.
OTHER INFORMATION
The fair value of our debt was $1.129 billion and $2.295 billion as of December 31, 2016 and 2015, respectively, and was determined using the fair value hierarchy of inputs described in Note 1. The decline primarily reflected the repayment of the 6.3% Notes, the 7.875% Notes, and the 5.875% Notes in 2016. The fair values were determined utilizing prices from independent pricing services. The vendors’ methodologies utilize various forms of market data, including but not limited to, trade data, yield, spreads, bids and offers. We review the values provided by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source. We have not adjusted the prices obtained from the independent pricing service. As a result, the fair values are classified as Level 2.
Interest accrued on our debt as of December 31, 2016 and December 31, 2015 was $31 million and $45 million, respectively.
As of December 31, 2016, the amounts of total debt outstanding maturing in each of the next five years and beyond were as follows:

(millions)	2017	2018	2019	2020	2021	After 2021
Debt maturities (principal amounts)	$—	$500	$—	$—	$—	$589

7.     Derivative Instruments
COMMODITY DERIVATIVE INSTRUMENTS
As of December 31, 2016, we had 36 million mmBTUs (millions of British Thermal Units) in aggregate notional amount of outstanding natural gas swap contracts to hedge forecasted purchases. All of these contracts mature by December 31, 2021. For contracts designated as cash flow hedges, the amount that remained in AOCI was a pre-tax unrealized gain of $2 million as of December 31, 2016 and an unrealized loss of $19 million as of December 31, 2015. No ineffectiveness was recorded on contracts designated as cash flow hedges in 2016, 2015, or 2014.
Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was a $1 million unrealized gain as of December 31, 2016 and a $2 million unrealized loss as of December 31, 2015.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $80 million as of December 31, 2016, and they mature by December 27, 2017. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in 2016, 2015, or 2014. The fair value of these contracts that remained in AOCI was zero and an unrealized net pre-tax gain of $8 million as of December 31, 2016 and December 31, 2015, respectively.
During the third quarter of 2015, we entered into foreign exchange forward contracts to hedge a portion of our net investment in our Knauf-USG joint venture. The notional amount of these contracts was $35 million and they matured on November 16, 2015. In November 2015, we entered into a similar foreign exchange forward contract with the same critical terms that was scheduled to mature on January 31, 2016.  These forward contracts were designated as net investment hedges and no ineffectiveness was recorded. On December 22, 2015, we completed the sale and, as a result, we terminated the outstanding foreign exchange forward contract and reclassified the $1 million net gain realized for these contracts from AOCI to earnings which increased the gain on the sale of the equity method investment. See Note 4 for further discussion on the sale.
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of December 31, 2016, our derivatives were in a $3 million net asset position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
All of our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As required by certain of our agreements, we had $10 million of collateral posted with our counterparties related to our derivatives as of December 31, 2016. Amounts paid as cash collateral are included in receivables on our consolidated balance sheets.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our consolidated balance sheets, based on their fair value as of the balance sheet date.

FINANCIAL STATEMENT INFORMATION
The following are the pre-tax effects of derivative instruments on the consolidated statements of income and the consolidated statements of comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2016	2015	2014		2016	2015	2014
Derivatives Designated as Hedging Instruments
Commodity contracts	$6	$(14)	$(19)	Cost of products sold	$(15)	$(15)	$2
Foreign exchange contracts	(3)	12	4	Cost of products sold	5	7	2
Foreign exchange contracts	—	1	—	Income and gain from the sale of equity method investment to related party	—	1	—
Total	$3	$(1)	$(15)		$(10)	$(7)	$4

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2016	2015	2014
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$1	$(3)	$(4)
Foreign exchange contracts	Other (income) expense, net	—	2	—
Total		$1	$(1)	$(4)
As of December 31, 2016, we had no derivatives designated as net investment or fair value hedges.
The following are the fair values of derivative instruments on the consolidated balance sheets as of December 31, 2016 and 2015:

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		12/31/16	12/31/15		12/31/16	12/31/15
Derivatives Designated as Hedging Instruments
Commodity contracts	Other current assets	$8	$1	Accrued expenses	$4	$15
Commodity contracts	Other assets	3	—	Other liabilities	5	5
Foreign exchange contracts	Other current assets	1	8	Accrued expenses	1	—
Total derivatives in hedging relationships		$12	$9		$10	$20

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		12/31/16	12/31/15		12/31/16	12/31/15
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$1	$—	Accrued expenses	$—	$2
Commodity contracts	Other assets	—	—	Other liabilities	—	—
Total derivatives not designated as hedging instruments		$1	$—		$—	$2

Total derivatives	Total assets	$13	$9	Total liabilities	$10	$22

8.	Fair Value Measurements
Certain assets and liabilities are required to be recorded at fair value. The fair values of our cash equivalents, equity mutual funds, marketable securities and derivatives were determined using the fair value hierarchy of inputs described in Note 1. The cash equivalents and equity mutual funds shown in the table below primarily consist of money market funds that are valued based on quoted prices in active markets and, as a result, are classified as Level 1. We use quoted prices, other readily observable market data and internally developed valuation models when valuing our marketable securities or derivatives and have therefore classified them as Level 2. Marketable securities are valued using a "market value" approach and values are based on quoted prices or other observable market inputs received from data providers. Derivatives are valued using the "income" approach such as discounted-cash-flow models and readily observable market data. The inputs for the valuation models are obtained from data providers and include end-of-period spot and forward natural gas prices, foreign currency exchange rates, natural gas price volatility and LIBOR and swap rates for discounting the cash flows implied from the derivative contracts.
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	12/31/16	12/31/15	12/31/16	12/31/15	12/31/16	12/31/15	12/31/16	12/31/15
Cash equivalents	$38	$223	$34	$25	$—	$—	$72	$248
Equity mutual funds	5	4	—	—	—	—	5	4
Marketable securities:
Corporate debt securities	—	—	69	134	—	—	69	134
U.S. government and agency debt securities	—	—	14	57	—	—	14	57
Asset-backed debt securities	—	—	2	21	—	—	2	21
Certificates of deposit	—	—	6	15	—	—	6	15
Municipal debt securities	—	—	—	3	—	—	—	3
Derivative assets	—	—	13	9	—	—	13	9
Derivative liabilities	—	—	(10)	(22)	—	—	(10)	(22)
Certain assets and liabilities are measured at fair value on a nonrecurring basis rather than on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or when a new liability is being established that requires fair value measurement. As disclosed in Note 12 and 13, during 2016 and 2014, we recorded asset impairment charges of $10 million and $90 million, respectively. No impairment was recorded in 2015.
During 2016, we indefinitely idled our mining operations in Little Narrows, Nova Scotia, Canada. We reviewed the property, plant and equipment at Little Narrows for potential impairment by comparing the carrying values of those assets with their future undiscounted cash flows for their remaining useful lives. We measured the fair value of the machinery, equipment and buildings using measurements classified as Level 3 and recorded long-lived asset impairment charges of $10 million.
During 2014, we reviewed the carrying value of the ocean vessels owned by GTL for potential impairment by comparing the carrying value of those assets with their fair values. To determine the estimated fair value for the ocean vessels, we engaged a third-party ship broker. Management developed our estimate of fair value by considering comparable sales for similar asset types and incorporating an adjustment for the specialized nature of these assets. This fair value measurement is classified as Level 3, and we recorded a long-lived asset impairment charge of $60 million during the fourth quarter of 2014.
Also during 2014, we reviewed our property, plant and equipment for potential impairment by comparing the carrying values of those assets with their future undiscounted cash flows for their remaining useful lives. We measured the fair value of the machinery, equipment and buildings using measurements classified as Level 3 and recorded long-lived asset impairment charges of $30 million.

9.    Employee Retirement Plans
We maintain defined benefit pension plans for most of our employees. Most of these plans require employee contributions in order to accrue benefits. Benefits payable under the plans are based on employees’ years of service and compensation during specified years of employment. Effective December 31, 2010, we amended the USG Corporation defined benefit pension plan to replace the final average pay formula with a cash balance formula for employees hired after that date. In November 2016, we amended the US pension plan to allow retirees and all terminated vested employees to take a lump-sum at all times without restriction.
We also maintain plans that provide postretirement benefits (retiree health care and life insurance) for eligible employees. Employees hired before January 1, 2002 generally become eligible for the postretirement benefit plans when they meet minimum retirement age and service requirements. The cost of providing most postretirement benefits is shared with retirees.
We retained responsibility for the benefits payable to employees of L&W for the benefits accrued while employed by USG under the USG pension and postretirement plans upon the sale of L&W to ABC Supply. All L&W employees had the option to receive a lump sum benefit payment from the USG Corporation pension plan upon termination of their employment from USG. The total of the lump sum distributions made by the USG Corporation pension plan to both L&W employees and USG retirees or terminated vested employees during 2016 exceeded the settlement threshold and, as a result, we incurred settlement expense of $26 million. Of this amount, $15 million related to the benefits paid to terminated employees of L&W and was recorded to "Gain on sale of discontinued operations" and $11 million related to benefits paid to USG retirees or terminated vested employees, of which $7 million was recorded to "Costs of products sold" and $4 million was recorded to "Selling and administrative expenses" in our consolidated statement of income. The benefits payable to employees of L&W who did not take lump sum distributions in connection with their termination or retirement from USG are included in our benefit obligation as of December 31, 2016.
We had a curtailment to our pension and postretirement plans as a result of the L&W sale. We recorded a curtailment gain of $20 million for our USG Corporation postretirement plan to "Gain on sale of discontinued operations" in our consolidated statement of income, for those benefits no longer accruable to the employees of L&W who were not retirement eligible or did not elect retirement upon employment termination from USG.
We had maintained a pension plan for our subsidiary USG (U.K.) Ltd which had been previously frozen to permanently eliminate future benefit accruals. In December 2014, we irrevocably purchased annuities for the remaining deferred members of the plan relieving us of the responsibility of the pension benefit obligation, and recorded a settlement charge in selling and administrative expenses in the amount of $13 million.
In 2011 and 2014, we amended our U.S. postretirement benefit plan to require retiree medical plan participants to begin purchasing individual coverage in the Affordable Insurance Exchanges or individual Medicare marketplace beginning January 1, 2016 using a company-funded subsidy. The subsidy is determined based upon years of service at retirement and Medicare eligibility. The subsidy provided to retirees eligible for Medicare will end December 31, 2019. As a result of the amendments, the measurement of the accumulated postretirement benefit obligation, or APBO, was reduced and a credit to unrecognized prior service cost is being amortized into the statement of income over the average remaining service of active plan participants to retirement eligibility.

The components of net pension and postretirement benefit costs are summarized in the following table:

(millions)	2016	2015	2014
Pension Benefits:
Service cost of benefits earned	$45	$49	$37
Interest cost on projected benefit obligation	66	66	65
Expected return on plan assets	(89)	(83)	(79)
Settlement (a)	35	1	13
Net amortization	22	39	24
Net pension cost (b)	$79	$72	$60
Postretirement Benefits:
Service cost of benefits earned	$2	$2	$3
Interest cost on projected benefit obligation	6	6	7
Curtailment	(20)	—	—
Net amortization	(27)	(31)	(35)
Net postretirement benefit (c)	$(39)	$(23)	$(25)

(a)
In 2016, $26 million of the settlement charge reflects the increase in lump sum benefits paid largely driven by the sale of L&W and $9 million reflected payments from our supplemental plan. In 2014, the settlement charge related to the elimination of the benefit obligation of the UK pension plan due to the purchase of annuities.

(b) Net pension costs, excluding settlement costs, includes expenses allocated to income from discontinued operations for L&W totaling $7 million for 2016, exclusive of settlement expense, $12 million for 2015 and $8 million for 2014.
(c) Net postretirement benefit, excluding curtailment gain, includes a net benefit allocated to income from discontinued operations for L&W of $3 million for 2016, exclusive of curtailment expense, $3 million for 2015 and $3 million for 2014.
We use a December 31 measurement date for our plans. The accumulated benefit obligation, or ABO, for the defined benefit pension plans was $1.396 billion as of December 31, 2016 and $1.354 billion as of December 31, 2015.

	As of December 31,
(millions)	2016	2015
Selected information for pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$(39)	$(1,182)
Fair value of plan assets	2	1,097
Selected information for pension plans with benefit obligations in excess of plan assets:
Benefit obligation	$(1,384)	$(1,365)
Fair value of plan assets	1,205	1,099

The following table summarizes projected benefit obligations, plan assets and funded status as of December 31:

	Pension		Postretirement
(millions)	2016	2015	2016	2015
Change in Benefit Obligation:
Benefit obligation as of January 1	$1,564	$1,686	$144	$167
Service cost	45	49	2	2
Interest cost	66	66	6	6
Settlements	(123)	(4)	—	—
Curtailments	(37)	—	(7)	—
Participant contributions	11	11	—	3
Benefits paid	(33)	(86)	(7)	(11)
Actuarial (gain) loss	112	(119)	(5)	(14)
Foreign currency translation	5	(39)	2	(9)
Benefit obligation as of December 31	$1,610	$1,564	$135	$144
Change in Plan Assets:
Fair value as of January 1	$1,301	$1,340	$—	$—
Actual return on plan assets	107	17	—	—
Employer contributions	167	61	7	8
Participant contributions	11	11	—	3
Benefits paid	(33)	(86)	(7)	(11)
Settlements	(123)	(4)	—	—
Foreign currency translation	5	(38)	—	—
Fair value as of December 31	$1,435	$1,301	$—	$—
Funded status	$(175)	$(263)	$(135)	$(144)
Components on the Consolidated Balance Sheets:
Noncurrent assets	$4	$3	$—	$—
Current liabilities	(16)	(9)	(8)	(9)
Noncurrent liabilities	(163)	(257)	(127)	(135)
Net liability as of December 31	$(175)	$(263)	$(135)	$(144)
Pretax Components in AOCI:
Net actuarial loss	$388	$387	$—	$7
Prior service credit	(1)	(1)	(65)	(108)
Total as of December 31	$387	$386	$(65)	$(101)

For our defined benefit pension plans, the 2016 actuarial loss of $112 million was primarily due to a decrease in the discount rates offset by the adoption of the new mortality tables published by the Society of Actuaries used to determine the benefit obligation. The weighted-average discount rate decreased from 4.43% at December 31, 2015 to 4.02% at December 31, 2016 and increased from 4.10% at December 31, 2014 to 4.43% at December 31, 2015.
For the defined benefit pension plans, we estimate that during 2017 we will amortize from AOCI into net pension cost a net actuarial loss of $23 million and no prior service cost. For the postretirement benefit plans, we estimate that during 2017 we will amortize from AOCI into net postretirement cost a net actuarial loss of $0 million and a prior service credit of $28 million.

ASSUMPTIONS
The following tables reflect the assumptions used in the accounting for our plans:

	Pension		Postretirement
	2016	2015	2016	2015
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.02%	4.43%	3.90%	4.24%
Compensation increase rate	3.55%	3.55%	N/A	N/A
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	4.43%	4.10%	4.24%	3.70%
Expected return on plan assets	6.66%	6.70%	N/A	N/A
Compensation increase rate	3.55%	3.50%	N/A	N/A
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
For the measurement of the APBO at December 31, 2016 for our Canadian postretirement health care plan, the assumed health care cost trend rates start with a 7.75% increase in 2017, followed by a gradual decline in increases to 4% for 2032. For the measurement of the APBO at December 31, 2015, the assumed health care cost trend rates started with an 8% increase in 2016, followed by a gradual decline in increases to 4% for 2032 and beyond.
A one percentage point change in the assumed health care cost trend rates would have the following effects on our Canadian plans:

(millions)	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total service and interest cost	$1	$—
Effect on postretirement benefit obligation	11	(8)
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
Our investment strategy is to invest in a diversified mix of asset classes in accordance with an asset allocation that we believe is likely to achieve our long-term target return while prudently considering risk. In order to manage risk, the plans’ pension and investment committees periodically rebalance the asset allocations as outlined by our investment policy statements. Our investment policy statements include glide paths which outline how our asset allocation would increase the portion of liability-hedging assets, such as fixed income, as our funded status improves in the future. This liability-driven investing approach is carried out by professional investment managers who help the committees in this process. The committees also monitor the investment performance of the individual investment managers compared to their benchmark returns and investment guidelines on an ongoing basis, in part through the use of quarterly investment portfolio reviews and compliance reporting by investment managers. The pension and investment committees also evaluate risk by periodically conducting asset/

liability studies to assess the correlation of the plans’ assets and liabilities and the degree of risk in the target asset allocations. The plans limit the use of leverage to select investment strategies where leverage is typically employed, such as private equity and real estate. Certain investment managers utilize derivatives, such as swaps, bond futures, and options, as part of their investment strategies. This is done primarily to gain a desired market exposure or manage factors such as interest rate risk or duration of a bond portfolio.
The following table shows the aggregate target asset allocation on a weighted average basis for all the plans and the acceptable ranges around the targets as of December 31, 2016.

		Investment Policy
		Target	Range
Asset Categories:	Asset Category Description
Equity	Institutional commingled/pooled equity funds, equity mutual funds and direct holdings of the common stock of U.S. and non-U.S. companies; equity funds and direct holdings are invested in companies with a range of market capitalizations	39%	35%-43%
Fixed income	U.S. Treasury securities, non-U.S. government debt securities such as Canadian federal bonds, corporate bonds of companies from diversified industries and mortgage-backed securities	50%	46%-54%
Limited partnerships	Investments in funds that follow any of several different strategies, including investing in distressed debt, energy development, infrastructure, and hedge funds. These investments use strategies with returns normally expected to have a reduced correlation to the return of equities as compared to other asset classes and often provide a current income component that is a meaningful portion of the investment’s total return.	5%	2%-8%
Other real assets	Primarily investments in large core, private real estate funds that directly own a diverse portfolio of properties located in the United States. It also includes an allocation to funds investing in equities of real estate and infrastructure companies	6%	3%-10%
Cash equivalents and short-term investments	Primarily held in short-term investment funds or registered money market funds with daily liquidity	—%	0%-5%
Total		100%
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

The fair values by hierarchy of inputs as of December 31 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	2016	2015	2016	2015	2016	2015	2016	2015
Asset Categories:
Equity:
Common and preferred stock	$66	$55	$—	$—	$—	$—	$66	$55
Commingled/pooled/mutual funds (a)	—	54	490	448	—	—	490	502
Total equity	66	109	490	448	—	—	556	557
Fixed income:
U.S. government and agency debt securities	—	—	194	177	—	—	194	177
Non-U.S. government and agency debt securities	—	—	54	32	—	—	54	32
Investment-grade debt securities	—	—	197	199	—	—	197	199
High-yield debt securities	—	—	53	36	—	—	53	36
Commingled/pooled funds (a)	—	—	165	129	—	—	165	129
Mortgaged backed securities	—	—	3	—	—	—	3	—
Other	—	—	10	3	1	1	11	4
Total fixed income	—	—	676	576	1	1	677	577
Limited partnerships	—	—	—	—	103	106	103	106
Other real estate assets	—	—	16	15	38	37	54	52
Cash equivalents and short-term investments	—	—	11	10	—	—	11	10
Total	$66	$109	$1,193	$1,049	$142	$144	$1,401	$1,302
Cash on hand							—	—
Receivables							35	9
Accounts payable							(1)	(10)
Total							$1,435	$1,301

(a)	Certain investments in commingled/pooled equity funds have been classified as Level 2 in 2016 and 2015 because observable quoted prices for these institutional funds are not available.
A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) between January 1, 2015 and December 31, 2016 is as follows:

(millions)	Fixed Income	Other Real Estate Assets	Limited Partnerships	Total
Balance as of January 1, 2015	$1	$35	$103	$139
Realized losses	—	(1)	—	(1)
Unrealized gains	—	5	1	6
Purchases, sales and settlements:
Purchases	—	—	2	2
Sales	—	(2)	—	(2)
Settlements	—	—	—	—
Net transfers into (out of) Level 3	—	—	—	—
Balance as of December 31, 2015	$1	$37	$106	$144
Realized gains	—	1	5	6
Unrealized gains (losses)	—	2	(3)	(1)
Purchases, sales and settlements:
Purchases	—	—	1	1
Sales	—	(2)	(6)	(8)
Settlements	—	—	—	—
Net transfers into (out of) Level 3	—	—	—	—
Balance as of December 31, 2016	$1	$38	$103	$142

CASH FLOWS
For 2017, our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974. We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $74 million to our pension plans in 2017. Our cash payments for postretirement plans are estimated to be $8 million in 2017.
Total benefit payments we expect to make to participants, which include payments funded from USG’s assets as well as payments from our pension plans' assets, are as follows (in millions):

Years ended December 31	Pension Benefits	Postretirement Benefits
2017(a)	$165	$8
2018	100	8
2019	100	9
2020	110	7
2021	114	7
2022 - 2026	580	39

(a)	Pension benefits for the year ended December 31, 2017 include expected payments to L&W employees who elected lump sum upon termination from USG Corporation.
DEFINED CONTRIBUTION PLANS
Total charges for our defined contribution plans amounted to approximately $5 million, $6 million and $5 million for the years ended December 31, 2016, 2015 and 2014, respectively. These charges primarily consisted of contributions to our U.S. plan, commonly known as a 401(k) plan. The U.S. plan provides participating employees the opportunity to invest 1% to 75% of their compensation on a pretax and/or Roth after-tax basis. As of December 31, 2016, participants earn a guaranteed company match of 25% on employee contributions up to 6% of their eligible compensation. Employees are fully vested in company matching contributions after three years of participation in the plan. USG’s contributions are charged to cost of products sold and selling and administrative expenses.

10.	Share-Based Compensation
We grant share-based compensation to eligible participants under our 2016 Long-Term Incentive Plan, or New LTIP, which was approved by our Board of Directors and stockholders in 2016, and prior thereto under our Long-Term Incentive Plan, which, together with the New LTIP, is referred to as the LTIP. As of December 31, 2016, a total of 7 million shares of common stock were reserved for future grants under the New LTIP. The New LTIP authorizes the Board’s Compensation and Organization Committee to provide equity-based compensation in the form of stock options, stock appreciation rights, or SARs, restricted stock, restricted stock units, or RSUs, market share units, or MSUs, performance shares and units, and other cash incentive and share-based awards for the purpose of providing our employees, officers and non-employee directors incentives and rewards for performance. We may issue common shares upon option exercises and upon the vesting or grant of other awards under the LTIP from our authorized but unissued shares or from treasury shares.
Our expense in continuing operations for share-based arrangements was $18 million in 2016, $14 million in 2015 and $20 million in 2014 and is included in selling and administrative expense in our consolidated statements of income. No income tax benefits were recognized for share-based arrangements in the consolidated statements of income in 2016, 2015 and 2014.
Excess tax benefits related to share based compensation are the difference between the amount of deductible compensation expense reported for tax purposes and the compensation expense recorded for financial reporting purposes for a stock award. Excess tax benefits that are not realized are not reflected in additional paid-in-capital until there is a reduction to taxes payable. As a result of the NOL carryforwards for federal tax purposes in 2016, 2015 and 2014, none of the excess tax benefits with respect to exercised stock options and vestings of RSUs, MSUs and performance shares for those years has been reflected in additional paid-in-capital as of December 31, 2016. Included in our federal tax NOL carryforwards is $70 million of unrealized excess tax benefits for which a tax benefit of $26 million will be recorded in additional paid-in-capital if the loss carryforward is fully utilized.
Certain employees of L&W previously received grants of MSUs, performance shares and RSUs. The expense associated with these awards was $1 million for 2016, 2015, and 2014 and is included in "Income from discontinued operations" in our consolidated statements of income. On October 31, 2016, any unvested awards were forfeited upon the sale of L&W to ABC Supply and are included as forfeited in the respective tables below.
MARKET SHARE UNITS
We granted MSUs with the following weighted average grant date fair values:

	2016	2015	2014
Weighted average grant date fair values	$19.59	$30.06	$40.20

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

Assumptions:	2016	2015	2014
Expected volatility	34.02%	42.70%	54.93%
Risk-free rate	0.86%	1.09%	0.63%
Expected term (in years)	2.95	2.95	2.94
Expected dividends	—	—	—

Nonvested MSUs outstanding as of December 31, 2016 and MSU activity during 2016 were as follows:

	Weighted Number of Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	743	$34.33
Granted	801	19.59
Vested	(304)	40.20
Forfeited	(83)	23.22
Nonvested at December 31, 2016	1,157	23.39
With respect to the MSUs granted in 2014, for which the three-year period ended December 31, 2016, 303,790 vested for approximately 267,335 common shares based on the actual performance of our stock price. The remaining MSUs granted in 2014 were forfeited.
Total unrecognized compensation cost related to nonvested share-based compensation awards represented by MSUs granted under the LTIP was $5 million as of December 31, 2016. We expect that cost to be recognized over a weighted average period of 1.7 years.
PERFORMANCE SHARES
We granted performance shares with the following weighted average grant date fair values:

	2016	2015	2014
Weighted average grant date fair values	$21.10	$30.63	$46.46
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

Assumptions:	2016	2015	2014
Expected volatility	34.02%	42.70%	54.93%
Risk-free rate	0.86%	1.09%	0.63%
Expected term (in years)	2.95	2.95	2.94
Expected dividends	—	—	—
Nonvested performance shares outstanding as of December 31, 2016 and performance share activity during 2016 were as follows:

	Weighted Number of Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	222	$37.20
Granted	214	21.10
Vested	(86)	46.46
Forfeited	(104)	25.22
Nonvested at December 31, 2016	246	24.98
With respect to the performance shares granted in 2014, for which the three-year performance period ended December 31, 2016, 86,478 of the performance awards vested for no common shares.

Total unrecognized compensation cost related to nonvested share-based compensation awards represented by performance shares granted under the LTIP was $2 million as of December 31, 2016. We expect that cost to be recognized over a weighted average period of 1.7 years.
RESTRICTED STOCK UNITS
We granted RSUs during 2016, 2015 and 2014 with the following weighted average grant date fair values:

	2016	2015	2014
Weighted average grant date fair values	$23.94	$28.56	$32.50
RSUs granted as special retention awards, including those granted in 2016, generally vest after a specified number of years from the date of grant or at a specified date and RSUs granted with performance goals vest if those goals are attained. RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing market price of our common stock on the date of grant.
In 2016, we granted RSUs as special retention awards with respect to 106,000 shares of common stock that generally vest in three years from the date of grant.
RSUs outstanding as of December 31, 2016 and RSU activity during 2016 were as follows:

	Number of Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	270	$24.49
Granted	106	23.94
Vested	(128)	18.70
Forfeited	(20)	26.45
Nonvested at December 31, 2016	228	27.31
As of December 31, 2016, there was $3 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by RSUs granted under the LTIP. We expect that cost to be recognized over a weighted average period of 2.6 years. The total fair value of RSUs that vested was $2 million during 2016, $4 million during 2015 and $6 million during 2014.
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
A summary of stock options outstanding as of December 31, 2016 and of stock option activity during 2016 is presented below:

	Number of Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2016	3,496	$28.00	2.99	$19
Exercised	(305)	13.71
Canceled	(1,017)	43.93
Outstanding at December 31, 2016	2,174	$22.55	2.78	$22
Exercisable at December 31, 2016	2,174	$22.55	2.78	$22
Vested or expected to vest at December 31, 2016	2,174	$22.55	2.78	$22

(millions)	2016	2015	2014
Intrinsic value of stock options exercised	$4	$6	$8
Cash received from stock options exercised	$4	$6	$4
Fair value of stock options vested	$1	$1	$2
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
The number of deferred stock units held by non-employee directors as of December 31 was as follows:

	2016	2015	2014
Deferred stock units held by non-employee directors	220,047	193,117	164,235
We recorded expense related to these deferred stock units of $1 million in 2016, 2015 and 2014, respectively.

11.     Supplemental Balance Sheet Information
INVENTORIES
Inventories as of December 31 consisted of the following:

(millions)	2016	2015
Finished goods	$132	$115
Work in progress	37	36
Raw materials	67	68
Total	$236	$219
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31 consisted of the following:

(millions)	2016	2015
Land and mineral deposits	$116	$127
Buildings and improvements	1,078	1,075
Machinery and equipment	2,473	2,450
	3,667	3,652
Reserves for depreciation and depletion	(1,960)	(1,881)
Total	$1,707	$1,771
Annual depreciation and depletion expense	$129	$125
ACCRUED EXPENSES
Accrued expenses as of December 31 consisted of the following:

(millions)	2016	2015
Self-insurance reserves	$12	$13
Employee compensation	35	29
Interest	31	45
Derivatives	5	17
Pension and other postretirement benefits	24	18
Environmental	18	16
Other	50	48
Total	$175	$186

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of accumulated other comprehensive income (loss), or AOCI, are summarized in the following table:

(millions)	Derivatives	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation	Total AOCI
Balance as of January 1, 2014	$35	$(32)	$21	$24
Other comprehensive income (loss) before reclassifications	(15)	(272)	(68)	(355)
Less: Amounts reclassified from AOCI, net of tax	4	(2)	5	7
Other comprehensive income (loss), net of tax	(19)	(270)	(73)	(362)
Balance as of December 31, 2014	$16	$(302)	$(52)	$(338)
Other comprehensive loss before reclassifications	(5)	74	(67)	2
Less: Amounts reclassified from AOCI, net of tax	(9)	(7)	(6)	(22)
Other comprehensive loss, net of tax	4	81	(61)	24
Balance as of December 31, 2015	$20	$(221)	$(113)	$(314)
Other comprehensive income (loss) before reclassifications	1	(34)	(53)	(86)
Less: Amounts reclassified from AOCI, net of tax	(6)	(9)	—	(15)
Other comprehensive income (loss), net of tax	7	(25)	(53)	(71)
Balance as of December 31, 2016	$27	$(246)	$(166)	$(385)
Amounts reclassified from AOCI, net of tax, for the years ended December 31, 2016, 2015 and 2014 were as follows:

(millions)	2016	2015	2014
Derivatives
Net reclassification from AOCI for cash flow hedges included in cost of products sold	$(10)	$(8)	$4
Net reclassification from AOCI for cash flow hedges included in income and gain from the sale of equity method investment to related party	—	1	—
Less: Income tax (benefit) expense on reclassification from AOCI included in income tax expense	(4)	2	—
Net amount reclassified from AOCI	$(6)	$(9)	$4

Pension and postretirement benefits
Net reclassification from AOCI for amortization of prior service (benefit) cost included in cost of products sold	$(1)	$1	$—
Net reclassification from AOCI for amortization of prior service (benefit) cost included in selling and administrative expenses	(12)	(5)	1
Net reclassification from AOCI for amortization of prior service (benefit) cost included in gain on sale of discontinued operations	(3)	(4)	(4)
Less: Income tax expense on reclassification from AOCI included in income tax benefit	(7)	(1)	(1)
Net amount reclassified from AOCI	$(9)	$(7)	$(2)

Foreign Currency Translation
Net reclassification from AOCI for translation (loss) gain realized upon the sale of foreign entities	$—	$(6)	$5
Net amount reclassified from AOCI	$—	$(6)	$5
We estimate that we will reclassify a net $2 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

ASSET RETIREMENT OBLIGATIONS
Changes in our liability for asset retirement obligations consisted of the following:

(millions)	2016	2015
Balance as of January 1	$119	$123
Accretion expense	7	7
Liabilities incurred	2	1
Changes in estimated cash flows (a)	(12)	(5)
Liabilities settled (b)	(4)	(2)
Foreign currency translation	1	(5)
Balance as of December 31	$113	$119

(a)	Changes in estimated cash flows for the year ended December 31, 2016 includes a $8 million reduction related to one of our quarries.

(b)	Liabilities settled for the year ended December 31, 2016 includes a $2 million liability that was relieved in conjunction with the sale of a surplus property.

12.    Long-Lived Asset Impairment Charges
We continuously evaluate our manufacturing and sourcing needs by considering the capacity of existing and idled plants and production lines, as well as capital projects for manufacturing facilities, relative to the demand assumptions included in our long-range plan. Although industry and economic factors have improved and we believe that the overall economic recovery is intact, they are improving at a slower pace than expected, which required us to reconsider the future utilization of idled plants and mines and production lines, and capital projects for manufacturing facilities. We recorded the following impairment charges which are included in our consolidated statements of income in "Long-lived asset impairment charges":

(millions)	2016	2015	2014
Ocean vessels	$—	$—	$60
Wallboard lines or facilities	—	—	16
Previously incurred costs related to construction of future facilities	—	—	12
Indefinitely idled mining operations	10	—	—
Other	—	—	2
Total long-lived asset impairment charges	$10	$—	$90

In 2016, we indefinitely idled our mining operations in Little Narrows, Nova Scotia, Canada after completing a review of our gypsum sourcing needs. As a result, we recorded impairment charges of $10 million. We also recorded severance and other charges of $2 million for the termination of employees at the Little Narrows location, which are included in "Costs of products sold". Both the impairment and severance charges relate to our Gypsum segment.
In 2014, the long-lived asset impairment charges in the Gypsum segment totaling $90 million included the following:
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
The carrying values of the machinery, equipment and buildings at the facility in Empire, Nevada, exceeded the estimated future undiscounted cash flows for the remaining useful lives of the assets and resulted in a full impairment. This facility was sold in 2016. For the production line in Gypsum, Ohio that we deemed to be permanently closed, we fully impaired the long-lived assets specific to that line.

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
The impairment charge for the two owned vessels is recorded within "Long-lived asset impairment charges" on our consolidated statement of income. The contract termination charge and provision for bad debt are recorded within "(Recovery) loss on receivable and contract termination charge" on our consolidated statements of income.
In April 2015, we completed the sale of our two self-unloading ocean vessels owned by GTL for $42 million and recorded a gain of $7 million on the disposition. With a portion of the proceeds from the sale, GTL repaid the outstanding loan balance under GTL’s secured loan facility agreement with DVB Bank SE and paid applicable selling costs. Additionally, we returned the third vessel leased by GTL and paid $7 million of early termination costs which were previously accrued for in 2014. In the second quarter of 2015, GTL incurred charges of $6 million to exit our shipping operations. The net impact of the gain on the sale of the vessels and charges incurred to exit the shipping operations of $1 million is recorded in “Gain on disposal of shipping operations, net” on the consolidated statement of income.
In November 2015, we entered into a release and debt settlement agreement (Settlement Agreement) to recover a portion of our loss incurred when our former trading partner ceased performing under the contract in the fourth quarter of 2014. The Settlement Agreement required payments beginning in December 2015 for a total of $14 million. The payments received to settle the $9 million loss on the trade receivable were recorded as a benefit to our consolidated statements of income when we determined the payments to be probable. We recorded a recovery of $6 million in 2015 and it is presented within the "(Recovery) loss on receivable and contract termination charge" on our consolidated statement of income. We received an additional $8 million for the recovery in 2016, of which $3 million is recorded within "(Recovery) loss on receivable and contract termination charge", $1 million is recorded within "Interest income" and $4 million is recorded within "Other income, net" on our consolidated statement of income.
GTL recorded operating profit of $3 million in 2016 and $7 million in 2015 and an operating loss of $52 million in 2014.

14.    Segments

Our operations are organized into three reportable segments: Gypsum, Ceilings and UBBP. As discussed in Note 3, the results of our Distribution segment have been reclassified to discontinued operations. Additionally, as a result of the presentation of L&W as a discontinued operation, the results of our Gypsum and Ceilings segments have been revised to reflect only the sales of USG products from Gypsum and Ceilings to L&W that have been sold by L&W outside the consolidated group. Segment results were as follows:

GYPSUM AND CEILINGS

	For the year ended December 31,
(millions)	2016	2015	2014
Net Sales:
Gypsum	$2,526	$2,426	$2,396
Ceilings	500	496	518
Eliminations	(9)	(9)	(10)
Total	$3,017	$2,913	$2,904

Operating Profit (Loss):
Gypsum	$389	$361	$165
Ceilings	109	88	89
Corporate	(104)	(94)	(105)
Total	$394	$355	$149

Depreciation, Depletion and Amortization:
Gypsum	$108	$106	$116
Ceilings	16	16	14
Corporate	10	9	12
Total	$134	$131	$142

Capital Expenditures:
Gypsum	$78	$84	$94
Ceilings	4	3	30
Corporate	1	—	1
Total	$83	$87	$125

Assets:	December 31, 2016	December 31, 2015	December 31, 2014
Gypsum	$1,920	$1,991	$2,104
Ceilings	241	276	285
Corporate	1,080	1,485	489
Equity method investments	628	682	735
Assets related to discontinued operations	—	357	380
Eliminations	—	(55)	(57)
Total	$3,869	$4,736	$3,936

GEOGRAPHIC INFORMATION

	For the year ended December 31,
(millions)	2016	2015	2014
Net Sales:
United States	$2,625	$2,524	$2,400
Canada	389	379	406
Other Foreign	189	196	283
Geographic transfers	(186)	(186)	(185)
Total	$3,017	$2,913	$2,904

Long-lived assets, consisting of property, plant and equipment, net, by geographic location were as follows:
(millions)	December 31, 2016	December 31, 2015	December 31, 2014
Long-Lived Assets:
United States	$1,563	$1,605	$1,648
Canada	80	90	112
Other Foreign	64	76	131
Total	$1,707	$1,771	$1,891

UBBP	For the year ended December 31,
(millions)	2016	2015	2014 (a)
Net sales	$1,052	$1,003	$927
Operating profit	133	124	95
Net income attributable to UBBP	99	96	67
Depreciation, depletion, and amortization	43	43	31
Capital expenditures	45	49	40

	December 31, 2016	December 31, 2015	December 31, 2014
Assets	$1,292	$1,303	$1,435

UBBP GEOGRAPHIC INFORMATION	For the year ended December 31,
(millions)	2016	2015	2014 (a)
Net Sales:
Australia	$381	$345	$312
South Korea	223	200	197
Thailand	141	145	133
China	103	120	122
Other	255	234	206
Geographic Transfers	(51)	(41)	(43)
Total	$1,052	$1,003	$927

(a)	Operating results are presented for UBBP for the ten months ended December 31, 2014.

Long-lived assets, consisting of property, plant and equipment, net, by geographic location for UBBP were as follows:
(millions)	December 31, 2016	December 31, 2015	December 31, 2014
Long-Lived Assets:
Australia	$217	$216	$245
South Korea	107	106	113
China	97	116	127
Oman	86	103	96
Thailand	75	72	72
Other	71	67	78
Total	$653	$680	$731
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
For each of the years ended December 31, 2016, 2015, and 2014, The Home Depot accounted for 23%, 23% and 22% of our net consolidated sales, respectively, and L&W accounted for 19%, 18% and 18% of our consolidated net sales, respectively. Both our Gypsum and Ceilings segments had net sales to these two customers in each of those years.

15.    Income Taxes
Income from continuing operations before income taxes consisted of the following:

(millions)	2016	2015	2014
U.S.	$201	$152	$14
Foreign	73	84	19
Total	$274	$236	$33
Income tax expense (benefit) on continuing operations consisted of the following:

(millions)	2016	2015	2014
Current:
Federal	$—	$—	$—
Foreign	5	12	2
State	1	1	1
Total current	$6	$13	$3
Deferred:
Federal	41	(631)	—
Foreign	2	(4)	4
State	14	(118)	—
Total deferred	57	(753)	4
Total	$63	$(740)	$7

For our continuing operations, differences between actual provisions for income taxes and provisions for income taxes at the U.S. federal statutory rate (35%) were as follows:

(millions)	2016	2015	2014
Taxes on income from continuing operations at U.S. federal statutory rate	$96	$82	$12
Foreign earnings subject to different tax rates (a)	(3)	(3)	16
State income tax, net of federal benefit	10	8	1
Change in valuation allowance	—	(827)	(5)
Income from equity method investments (b)	(17)	(16)	(12)
Withholding taxes	—	—	2
Other, net	(2)	2	(1)
Tax release from AOCI	—	—	(2)
Gain on deconsolidation	—	—	(7)
Benefits from unrecognized tax positions	—	(6)	—
Tax expense not realized on pension loss	—	—	3
Foreign tax credits	(21)	—	—
Tax expense on distribution of foreign earnings	—	20	—
Provision for income tax expense	$63	$(740)	$7
Effective income tax rate	22.9%	(313.6)%	21.2%

(a)	Foreign earnings subject to different tax rates includes amounts related to impairments and other charges associated with our shipping operations.

(b)
Included in income from equity method investments are taxes associated with that income in the respective jurisdictions. These taxes, which are predominately foreign statutory rates, are at rates that are lower than the U.S. federal statutory rate.

Significant components of deferred tax assets and liabilities as of December 31 were as follows:

(millions)	2016	2015
Deferred Tax Assets:
Net operating loss and tax credit carryforwards	$599	$774
Pension and postretirement benefits	112	150
Goodwill and other intangible assets	—	24
Reserves not deductible until paid	20	29
Self insurance	2	11
Capitalized interest	13	13
Inventories	6	8
Share-based compensation	28	33
Other	4	5
Deferred tax assets before valuation allowance	784	1,047
Valuation allowance	(51)	(70)
Total deferred tax assets	$733	$977
Deferred Tax Liabilities:
Property, plant and equipment	245	254
Other	—	—
Total deferred tax liabilities	245	254
Net deferred tax assets	$488	$723
In 2015, we reversed $731 million of our valuation allowance. We considered all positive and negative evidence and gave more weight to evidence that was objective in nature as compared to subjective evidence. Significant weight was given to evidence that directly relates to our current financial performance. As of December 31, 2015, we emerged from a four-year cumulative pre-tax loss and had five consecutive quarters of domestic pre-tax earnings. The recent domestic pre-tax operating earnings was a significant, principal piece of positive evidence, which was weighed with the underlying momentum in the business, and generally improved market and economic conditions. Other evidence included strategic actions taken by management to lower costs and our expected utilization of deferred tax assets. All of this positive evidence lead to the determination that December 31, 2015 was the appropriate time to reverse a significant portion of the valuation allowance.
During the current year, we recorded a decrease in the valuation allowance against our deferred tax assets of $19 million as of December 31, 2016, which was related to the expiration of state Net Operating Loss (NOL) carryforwards.
As of December 31, 2016, our deferred tax assets of $488 million were offset by a valuation allowance of $51 million, consisting of state deferred tax assets. The components of the valuation allowance remaining primarily relate to certain state NOL carryforwards that we anticipate will not be used prior to their expiration.
As of December 31, 2016, we had federal NOL carryforwards of approximately $923 million that are available to offset future federal taxable income and will expire in the years 2028 through 2032. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period and foreign tax credit carryforwards of $143 million that are available to offset future federal taxable income and expire in the years 2022 through 2026. The foreign tax credits are attributable to tax planning strategies to optimize foreign tax credit utilization and management’s intention to amend its tax returns for the tax years 2012-2014 in order to claim credits for previously deducted foreign tax. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.460 billion would need to be generated during the period before their expiration.
As of December 31, 2016, we had a gross deferred tax asset of $172 million related to state NOLs and tax credit carryforwards. The NOLs will expire if unused in years 2018 through 2036. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change” which can result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation that may be carried over to later years within the allowed NOL carryforward period. Over the entire carryforward period, we may not be able to use all our NOLs due to the aforementioned annual limitation. If an ownership change had occurred as of December 31, 2016, our annual U.S. federal NOL utilization would have been limited to approximately $71 million per year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(millions)	2016	2015	2014
Balance as of January 1	$18	$22	$22
Tax positions related to the current period:
Gross increase	—	4	2
Gross decrease	—	—	—
Tax positions related to prior periods:
Gross increase	—	—	—
Gross decrease	(3)	(1)	—
Settlements	—	(6)	(2)
Lapse of statutes of limitations	—	(1)	—
Balance as of December 31	$15	$18	$22
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). The total amounts of interest expense and penalties recognized on our consolidated balance sheets were $1 million and $1 million, respectively, as of December 31, 2016 and 2015. The total amounts of interest and penalties recognized in our consolidated statements of income was zero in each of the three years of 2016, 2015 and 2014. The total amounts of unrecognized tax benefit that, if recognized, would affect our effective tax rate were $14 million for 2016, $17 million for 2015 and $5 million for 2014.
Our federal income tax returns for 2008 and prior years have been examined by the Internal Revenue Service. The U.S. federal statute of limitations remains open for 2006 and later years. We are under examination in various U.S. state and foreign jurisdictions. We do not believe our gross unrecognized tax benefits will change as a result. There are statutes, however, that are expiring within the next 12 months that could result in recognition of approximately $2 million of tax benefit. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.
We do not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $324 million as of December 31, 2016. These earnings could become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practical to calculate the residual income tax which would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations.

16.    Earnings Per Share
The reconciliation of basic income per share to diluted income per share is shown in the following table:

(millions, except per-share data)	2016	2015	2014
Income from continuing operations	$211	$976	$26
Net income attributable to noncontrolling interest	—	—	$1
Income from continuing operations attributable to USG	$211	$976	$25
Income from discontinued operations, net of tax	20	15	12
Gain on sale of discontinued operations, net of tax	279	—	—
Income available to USG and shareholders	$510	$991	$37

Average common shares	145.9	145.5	141.7
Dilutive RSUs, MSUs, performance shares and stock options	1.8	1.6	2.4
Deferred shares associated with a deferred compensation program for non-employee directors	—	0.1	0.2
Average diluted common shares	147.7	147.2	144.3

Basic earnings per average common share:
Income from continuing operations attributable to USG	$1.45	$6.70	$0.18
Income from and gain on sale of discontinued operations	2.04	0.11	0.08
Net income attributable to USG	$3.49	$6.81	$0.26

Diluted earnings per average common share:
Income from continuing operations attributable to USG	$1.44	$6.62	$0.17
Income from and gain on sale of discontinued operations	2.02	0.11	0.08
Net income attributable to USG	$3.46	$6.73	$0.25
Stock options, RSUs, MSUs, performance shares and deferred shares associated with our deferred compensation program for non-employee directors that were not included in the computation of diluted earnings per share for those periods because their inclusion was anti-dilutive were as follows:

(millions, common shares)	2016	2015	2014
Stock options, RSUs, MSUs and performance shares	1.5	1.9	2.1
Deferred shares associated with a deferred compensation program for non-employee directors	0.2	—	—

17.    Stockholder Rights Plan
NOL Protective Provisions of our Rights Plan
We have a stockholder rights plan that is intended to protect our substantial NOL carryforwards and related tax benefits. See Note 15 for a description of our NOL carryforwards. Under federal tax laws, we generally can use our NOLs and certain related tax credits to reduce ordinary income tax paid in our prior two tax years or on our future taxable income for up to 20 years, when they “expire” for such purposes.
Our ability to use our NOLs could be substantially limited if we experience an “ownership change,” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and the rights plan has been designed to help prevent such an “ownership change.” Under Section 382 of the Code, an “ownership change” occurs if, over a rolling three-year period, there has been an aggregate increase of 50 percentage points or more in the percentage of our common stock owned by one or more of our “5-percent stockholders” (as determined under Section 382 of the Code).
The rights plan provides that if any person becomes the beneficial owner (as defined in the Code) of 4.9% or more of our common stock, stockholders other than the triggering stockholder will have the right to purchase additional shares of our common stock at half the market price, thereby diluting the triggering stockholder; provided that stockholders whose beneficial ownership, as defined in Section 382 of the Code, exceeded 4.9% of our common stock outstanding on February 11, 2015 will not be deemed to have triggered the rights plan, so long as they do not thereafter acquire beneficial ownership of additional common stock other than in certain specified exempt transactions.
The rights will expire at the close of business on May 31, 2019, unless earlier redeemed or exchanged. Our Board of Directors has the power to accelerate or extend the expiration date of the rights. The NOL protective provisions of the rights plan described above will be effective until the earliest of the close of business on (i) May 31, 2019, (ii) the date on which our Board of Directors determines that these provisions are no longer necessary for the protection of certain tax benefits because of the repeal of Section 382 of the Code, (iii) the first day of a taxable year as to which our Board of Directors determines that no tax benefits may be carried forward, or (iv) such other date as our Board of Directors determines that these provisions are no longer necessary for the preservation of tax benefits (the "Special Period"). After the end of the Special Period, the triggering threshold for the rights issued pursuant to the rights plan will revert to 15% of our outstanding common stock and the definition of “beneficial owner” will revert to definitions that do not track Section 382 of the Code. At our 2016 annual meeting our stockholders ratified, on an advisory basis, the extension of the term of the rights plan and the NOL protective provisions described above.
A board committee composed solely of independent directors reviews the rights plan at least once every three years to determine whether to modify the rights plan in light of all relevant factors. This review was most recently conducted in November 2015. The next review is required by the end of 2018.
Restated Certificate of Incorporation
Our Restated Certificate of Incorporation also restricts certain transfers of our common stock and includes provisions intended to further protect the tax benefits of our NOL carryforwards. Subject to certain limited exceptions, these transfer restrictions restrict any person from transferring our common stock (or any interest in our common stock) if the transfer would result in a stockholder (or several stockholders, in the aggregate, who hold their stock as a “group” under Section 382 of the Code) owning 4.9% or more of our common stock. Any direct or indirect transfer attempted in violation of these transfer restrictions would be void as of the date of the prohibited transfer as to the purported transferee, and the purported transferee would not be recognized as the owner of the shares attempted to be owned in violation of the transfer restrictions for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of that common stock, or in the case of options, receiving our common stock in respect of their exercise. These restrictions are effective until the earliest of (i) the close of business on May 31, 2019, (ii) the repeal of Section 382 of the Code if our Board of Directors determines that the restrictions are no longer necessary or desirable for the preservation of tax benefits, (iii) the close of business on the first day of a taxable year as to which our Board of Directors determines that no tax benefits may be carried forward, or (iv) such other date as determined by our Board of Directors pursuant to the provisions described above.
Treatment of Berkshire Hathaway under Rights Plan and Restated Certificate of Incorporation
Pursuant to a Shareholder’s Agreement reached in 2006, Berkshire Hathaway and certain of its affiliates may acquire beneficial ownership of up to 50% of our voting stock on a fully-diluted basis without triggering the ownership thresholds in our Restated Certificate of Incorporation or the rights plan, and may acquire beneficial ownership of more than 50% of our voting stock on a fully-diluted basis without triggering the ownership thresholds in our Restated Certificate of Incorporation or the rights plan through an offer to purchase all of our common stock that remains open for at least 60 days, in each case subject to specified exceptions.

18.    Lease Commitments
We lease some of our offices, buildings, machinery and equipment, and autos under noncancelable operating leases. These leases have various terms and renewal options. Lease expense amounted to $37 million in 2016, $36 million in 2015 and $41 million in 2014. Future minimum lease payments required under operating leases with initial or remaining noncancelable terms in excess of one year as of December 31, 2016 were as follows:

(millions)	2017	2018	2019	2020	2021	After 2021
Future minimum lease payments	$31	$26	$22	$17	$12	$7

19.    Litigation
WALLBOARD PRICING CLASS ACTION LAWSUITS
In the first quarter of 2015, USG, United States Gypsum Company, L&W Supply Corporation, and seven other wallboard manufacturers were named as defendants in a lawsuit filed in federal court in California by twelve homebuilders alleging that since at least September 2011, U.S. wallboard manufacturers conspired to fix and raise the price of gypsum wallboard sold in the United States and to effectuate the alleged conspiracy by ending the practice of providing job quotes on wallboard. The lawsuit was transferred to the United States District Court for the Eastern District of Pennsylvania under the title In re: Domestic Drywall Antitrust Litigation, MDL No. 2437. In the second quarter of 2016, the Court dismissed with prejudice the portions of the homebuilders’ complaint alleging a conspiracy in 2014 and 2015, ruling that there were insufficient factual allegations to allow such a claim to go forward. The homebuilders' claims alleging a conspiracy prior to 2014 have not been dismissed, and the case proceeds as to those claims. USG has agreed to defend and indemnify L&W Supply Corporation in connection with this matter.
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
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of December 31, 2016 and December 31, 2015, we had an accrual of $18 million and $16 million, respectively, for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our results of operations, financial position or cash flows.
OTHER LITIGATION
We are named as defendants in other claims and lawsuits arising from our operations, including lawsuits or claims arising from commercial disputes, product performance, product liabilities and worksite or vehicular accidents. We believe that we have properly accrued for our probable liability in connection with these claims and suits, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. We do not expect these or any other litigation matters involving USG to have a material effect on our results of operations, financial position or cash flows.

20.    Quarterly Financial Data (unaudited)

	Quarter
(millions, except per-share data)	First	Second	Third	Fourth
2016
Net sales	$747	$769	$767	$734
Gross profit	181	193	181	150
Operating profit	116	122	97	59
Income from continuing operations	60	67	56	28
Income from discontinued operations, net of tax	7	7	6	—
Gain on sale of discontinued operations, net of tax	—	—	—	279
Net income	67	74	62	307
Income per average common share:
Basic (a)	0.46	0.50	0.43	2.10
Diluted (a)	0.46	0.50	0.42	2.07
2015
Net sales	$708	$740	$747	$718
Gross profit	146	170	169	165
Operating profit	72	95	94	94
Income from continuing operations (b)	20	69	68	819
Income (loss) from discontinued operations, net of tax	4	10	8	(7)
Net income (b)	24	79	76	812
Income per average common share:
Basic (a)	0.16	0.54	0.52	5.58
Diluted (a)	0.16	0.54	0.52	5.51

(a)	The sum of the four quarters is not necessarily the same as the total for the year.

(b)	Income from continuing operations and net income attributable to USG for the fourth quarter of 2015 included a reversal of an income tax valuation allowance of $731 million.

21.    Subsequent Event
On January 31, 2017, the Board of Directors approved a share repurchase program in which we may purchase up to $250 million of our common stock. Under the program, we may repurchase shares from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable securities laws. We may discontinue the program at any time. The timing and the amount of any repurchases will be determined based on market conditions and other factors. Share repurchases will be funded with available cash on hand. Through date of filing, repurchases have been immaterial.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
We have audited the accompanying consolidated balance sheets of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement Schedule II-Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2017 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 8, 2017

USG CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
(millions)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Balance at end of period
Year ended December 31, 2016:
Doubtful accounts	$7	$1	$—	$(3)	$5
Cash discounts	2	34	—	(33)	3
Income tax valuation allowance	70	—	—	(19)	51
Year ended December 31, 2015:
Doubtful accounts	14	(6)	—	(1)	7
Cash discounts	1	37	—	(36)	2
Income tax valuation allowance	1,023	—	—	(953)	70
Year ended December 31, 2014:
Doubtful accounts	6	8	—	—	14
Cash discounts	1	36	—	(36)	1
Income tax valuation allowance	995	1	112	(85)	1,023

(a)	Reflects receivables written off as related to doubtful accounts, discounts allowed as related to cash discounts and reductions in the income tax valuation allowance.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.
February 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
We have audited the internal control over financial reporting of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Corporation and our report dated February 8, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 8, 2017

(c)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
On February 8, 2017, our Board of Directors (the "Board") approved our 2017 Annual Management Incentive Program (the "2017 Program"), upon the recommendation of the Compensation and Organization Committee of the Board. Under the 2017 Program, 50% of the par incentive award for each of USG’s named executive officers is based on a formula related to adjusted consolidated net earnings and 50% is based on specified operating and financial targets. The Board also approved the following operating and financial targets for USG’s named executive officers under the 2017 Program: Adjusted operating margin for consolidated, Gypsum and Ceilings operations, USG Boral Building Products adjusted EBIT, wallboard cost, selling, general and administrative expenses and growth index incremental sales. Each named executive officer has been assigned three to five of these targets, as applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant (as of February 8, 2017):

Name	Age	Position
Jennifer F. Scanlon	50	President and Chief Executive Officer
Matthew F. Hilzinger	53	Executive Vice President and Chief Financial Officer
Brian J. Cook	59	Executive Vice President and Chief Administrative Officer
Dominic A. Dannessa	60	Executive Vice President, Chief Operations and Innovation Officer
Chris A. Rosenthal	53	Senior Vice President, Human Resources
Gregory D. Salah	54	Senior Vice President and President, North America
Michelle M. Warner	50	Senior Vice President, General Counsel and Corporate Secretary
Kenneth R. Banas	42	Vice President and Treasurer
Mary A. Martin	61	Vice President and Associate General Counsel
Jeanette A. Press	41	Vice President and Controller
Srinivas Veeramasuneni	52	Vice President, Corporate Innovation Center

Business Experience During the Last Five Years:

Jennifer F. Scanlon has served as a Director since September 2016 and President and Chief Executive Officer since November 2016. Prior thereto Ms. Scanlon held a variety of positions at USG, including Executive Vice President beginning in March 2016 and President, International beginning in September 2010. Ms. Scanlon also served as President of L&W Supply Corporation from July 2015 to October 2016 and as the chairman of the board of USG Boral Building Products from its inception until October 2016.
Matthew F. Hilzinger has served as Executive Vice President since April 2012 and Chief Financial Officer since May 2012. Prior to joining USG, he held various positions at Exelon Corporation, a utility services holding company engaged in the energy generation and delivery businesses, including serving as Executive Vice President and Chief Integration Officer in March 2012 and Senior Vice President and Chief Financial Officer prior thereto.
Brian J. Cook has served as Executive Vice President since March 2016 and Chief Administrative Officer since September 2015. He previously held a variety of human resources and labor relations positions at USG, including Senior Vice President, Human Resources and Communications from May 2013 to August 2015 and Senior Vice President, Human Resources prior thereto.
Dominic A. Dannessa has served as Executive Vice President, Chief Operations and Innovation Officer since March 2016 . He also oversees USG’s Corporate Innovation Center in Libertyville, IL. Mr. Dannessa previously served as Senior Vice President, Operations and Chief Technology Officer from September 2015 until February 2016 and prior thereto as Senior Vice President and Chief Technology Officer.
Chris A. Rosenthal has served as Senior Vice President, Human Resources since March 2016. He previously held various roles at USG, including Vice President, Human Resources from September 2015 to February 2016, Vice President, Compensation, Benefits and Corporate Services from January 2015 to August 2015, Senior Director Compensation, Benefits and Corporate Services from March 2014 to December 2014, Senior Director HR Operations from September 2012 to February 2014 and Vice President, HR, L&W Supply Corporation prior thereto.
Gregory D. Salah has served as Senior Vice President and President, North America since March 2016. Previously he served in various roles at USG, including Vice President and General Manager, North America from August 2015 to February 2016, Senior Vice President & General Manager, North American Wallboard & Surfaces, United States Gypsum Company, from December 2014 to July 2015, General Manager, US Wallboard & Surfaces from January 2013 to November 2014 and Senior Vice President, Sales and Marketing, Building Systems prior thereto.

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
Kenneth R. Banas has served as Vice President and Treasurer since January 2015. He previously served in various roles at USG, including Treasurer from April 2013 to December 2014 and Senior Director, Investor Relations from December 2011 to March 2013.
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
Other information required by this Item 10 is included under the headings “Nominees for Election to the Board of Directors,” “Directors Continuing in Office,” “Committees of the Board of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 10, 2017, which information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is included under the headings “Compensation of Executive Officers” and “Director Compensation” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 10, 2017, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of December 31, 2016 about equity securities that may be issued upon exercise of options under our LTIP, which was approved by our stockholders, and deferred stock units issued under our Non-Employee Director Compensation Program. The features of these plans are discussed further in Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Share-Based Compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reported in column one)
Equity compensation plans approved by stockholders	2,173,880	$22.55	7,215,723
Equity compensation plans not approved by stockholders	220,047	—	—
Total	2,393,927	$22.55	7,215,723

(a)
Equity compensation plans not approved by stockholders includes an aggregate of 219,436 fully vested deferred stock units granted to our non-employee directors that are payable in cash or shares of common stock, at each director’s option, following termination of service as a director.  Amount does not include an aggregate of 611 fully vested deferred stock units granted to our non-employee directors that must be settled in cash.

(b)
Weighted-average exercise price calculation for equity compensation plans not approved by stockholders does not reflect the inclusion of fully-vested deferred stock units granted to our non-employee directors because that type of award does not have an exercise feature.

Other information required by this Item 12 is included under the heading “Securities Ownership” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 10, 2017, which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is included under the headings “Transactions with Related Persons” and “Director Independence” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 10, 2017, which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 is included under the heading “Independent Registered Public Accounting Firm Fees and Services” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 10, 2017, which information is incorporated herein by reference.

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
(i) The consolidated financial statements of USG Boral Building Products Pte. as of and for the years ended June 30, 2016 and 2015 and for the period from January 14, 2014 to June 30, 2014, including the report of Deloitte PLT, independent auditors, for the period from January 14, 2014 (date of incorporation) to June 30, 2014, filed pursuant to Rule 3-09 of Regulation S-X, are incorporated by reference to Exhibit 99.1.
(ii) The consolidated financial statements of USG Boral Building Products Pty Limited as of and for the years ended June 30, 2016, 2015 and 2014, including the report of KPMG, independent auditors, for the year ended June 30, 2014, filed pursuant to Rule 3-09 of Regulation S-X, are incorporated by reference to Exhibit 99.2.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USG CORPORATION

February 8, 2017

	By:	/s/ Matthew F. Hilzinger
Matthew F. Hilzinger
Executive Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jennifer F. Scanlon	February 8, 2017
JENNIFER F. SCANLON
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew F. Hilzinger	February 8, 2017
MATTHEW F. HILZINGER
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Jeanette A. Press	February 8, 2017
JEANETTE A. PRESS
Vice President and Controller
(Principal Accounting Officer)

JOSE ARMARIO, THOMAS A. BURKE,	By:	/s/ Matthew F. Hilzinger
MATTHEW CARTER, JR.,		Matthew F. Hilzinger
GRETCHEN R. HAGGERTY,		Attorney-in-fact
WILLIAM H. HERNANDEZ, BRIAN A. KENNEY,		February 8, 2017
RICHARD P. LAVIN, STEVEN F. LEER
Directors

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1
Share Sale and Subscription Agreement, dated as of October 17, 2013, by and among USG Corporation, USG Netherlands Global Holdings B.V., Boral Limited, Boral International Pty Limited, and Boral Gypsum Asia Sdn Bhd (incorporated by reference to Exhibit 2.1 to USG Corporation's Current Report on Form 8-K (File No. 001-08864) dated October 16, 2013, or the October 2013 8-K) †

2.2
Share Sale and Subscription Agreement, dated as of October 17, 2013, by and among USG Corporation, USG Foreign Investments, Ltd., USG Netherlands Global Holdings B.V., Boral Limited, Boral Building Materials Pty Limited, and Boral Australian Gypsum Limited (incorporated by reference to Exhibit 2.2 to the October 2013 8-K) †

2.3
Sale and Purchase Agreement, by and between USG Corporation and American Builders & Contractors Supply Co., Inc., dated August 27, 2016 (incorporated by reference to Exhibit 2.1 to USG Corporation's Amendment No. 1 to Current Report on Form 8-K (File No. 001-08864) dated August 29, 2016) †

3.1	Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.01 to USG Corporation’s Current Report on Form 8-K (File No. 001-08864) dated June 21, 2006)

3.2
Certificate of Correction of the Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 4.1 to USG Corporation’s Quarterly Report on Form 10-Q (File No. 001-08864) dated August 3, 2011)

3.3	Amendment to Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.1 to USG Corporation's Current Report on Form 8-K (File No. 001-08864) dated May 10, 2013)

3.4
Amendment to Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.1 to USG Corporation's Current Report on Form 8-K (File No. 001-08864) dated May 12, 2016, or the May 2016 8-K)

3.5
Amended and Restated By-Laws of USG Corporation, dated as of November 13, 2014 (incorporated by reference to Exhibit 3.1 to USG Corporation’s Current Report on Form 8-K (File No. 001-08864) dated November 18, 2014)

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the May 2016 8-K)

4.2
Rights Agreement, dated as of December 21, 2006, by and between USG Corporation and Computershare Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Registration Statement on Form 8-A (File No. 001-08864) dated December 21, 2006)

4.3
Amendment No. 1 to Rights Agreement, dated as of December 5, 2008, by and between USG Corporation and Computershare Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 1 to Form 8-A (File No. 001-08864) dated December 5, 2008)

4.4
Amendment No. 2 to Rights Agreement, dated as of March 22, 2013, by and between USG Corporation and Computershare Trust Company, N.A., as rights agent (successor-in-interest to Computershare Investor Services LLC) (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 2 to Form 8-A (File No. 001-08864) dated March 22, 2013)

4.5
Amendment No. 3 to Rights Agreement, dated as of February 11, 2015, by and between USG Corporation and Computershare Trust Company, N.A., as rights agent (successor-in-interest to Computershare Investor Services LLC) (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 3 to Form 8-A (File No. 001-08864) dated February 11, 2015)

4.6
Amendment No. 4 to Rights Agreement, dated as of November 16, 2015, by and between USG Corporation and Computershare Trust Company, N.A., as rights agent (successor-in-interest to Computershare Investor Services LLC) (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 4 to Form 8-A (File No. 001-08864) dated November 16, 2015)

4.7
Indenture, dated as of November 1, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K (File No. 001-08864) dated November 20, 2006)

4.8	Form of 7.750% Senior Note due 2018 (incorporated by reference to USG Corporation’s Current Report on Form 8-K (File No. 001-08864) dated September 26, 2007)

4.9
Agreement of Resignation, Appointment and Acceptance, dated as of October 18, 2011, by and among USG Corporation, U.S. Bank National Association and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.1 to USG Corporation’s Quarterly Report on Form 10-Q (File No. 001-08864) dated October 31, 2011)

4.10
Supplemental Indenture No. 6, dated as of February 24, 2015, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K (File No. 001-08864) dated February 24, 2015)

USG Corporation and certain of its consolidated subsidiaries are parties to other long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of USG Corporation and its subsidiaries on a consolidated basis. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, USG Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1
Shareholder’s Agreement, dated as of January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.3 to USG Corporation's Current Report on Form 8-K (File No. 001-08864) dated January 30, 2006)

10.2
Amended and Restated Registration Rights Agreement, dated as of November 26, 2008, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to USG Corporation's Current Report on Form 8-K (File No. 001-08864) dated November 26, 2008)

10.3
Shareholders Agreement, dated as of February 28, 2014, by and among USG Corporation, Boral International Pty Limited, Boral Building Materials Pty Limited, USG Netherlands Global Holdings B.V., USG Boral Building Products Pte Limited, USG Boral Building Products Pty Limited, and Boral Limited (incorporated by reference to Exhibit 10.1 to USG Corporation's Current Report on Form 8-K (File No. 001-08864) dated February 28, 2014) (Note: Portions of this document have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission)

10.4
Fourth Amendment and Restatement Agreement, dated as of October 22, 2014, among USG Corporation and CGC Inc., as borrowers, and JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., Toronto Branch, as administrative agents, and the lenders and issuing banks party thereto (incorporated by reference to Exhibit 10.18 to USG Corporation's Annual Report on Form 10-K (File No. 001-08864) dated February 12, 2015, or the 2014 10-K)

10.5
Fourth Amended and Restated Credit Agreement, dated as of October 22, 2014, among USG Corporation and CGC Inc., as borrowers, JPMorgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., Toronto Branch, as administrative agents, the lenders and issuing banks party thereto and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-syndication agents (incorporated by reference to Exhibit 10.19 to the 2014 10-K)

10.6
Amended and Restated Guarantee Agreement, dated as of October 22, 2014, among USG Corporation, CGC Inc., the subsidiary guarantors party thereto and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.20 to the 2014 10-K)

10.7
U.S. Pledge and Security Agreement, dated as of January 7, 2009, among USG Corporation, the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.21 to the 2014 10-K)

10.8
Canadian Pledge and Security Agreement, dated as of October 22, 2014, among CGC Inc., the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.22 to the 2014 10-K)

10.9
Amendment No. 1, dated as of January 27, 2017, to the Fourth Amended and Restated Credit Agreement, dated as of October 22, 2014, among USG and CGC Inc., as borrowers, JPMorgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., Toronto Branch, as administrative agents, the lenders and issuing banks party thereto and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-syndication agents (incorporated by reference to Exhibit 10.1 to USG Corporation's Current Report on Form 8-K (File No. 001-08864) dated February 1, 2017)

10.10
Share and Asset Purchase Agreement, dated as of August 7, 2012, by and between USG Corporation and its indirect wholly owned subsidiaries, USG Foreign Investments, Ltd. and USG (U.K.) Ltd., and Knauf International GmbH and Knauf AMF Ceilings Ltd. (incorporated by reference to Exhibit 10.1 to USG Corporation's Quarterly Report on Form 10-Q (File No. 001-08864) dated October 26, 2012)

10.11
Interest and Share Purchase Agreement, dated as of September 15, 2015, by and among USG Corporation, USG Ventures-Europe GmbH, Knauf Aquapanel GmbH, Knauf/USG Verwaltungs GmbH and Knauf/USG Systems GmbH & Co. KG (incorporated by reference to Exhibit 10.2 to USG Corporation's Quarterly Report on Form 10-Q (File No. 001-08864) dated October 22, 2015, or the third quarter 2015 10-Q)

10.12
Direct Purchaser Settlement Agreement, dated February 11, 2015 (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K (File No. 001-08864) dated February 13, 2015, or the February 2015 8-K)

10.13	Indirect Purchaser Settlement Agreement, dated February 11, 2015 (incorporated by reference to Exhibit 10.2 to the February 2015 8-K)

10.14
Supply Agreement, by and among United States Gypsum Company and USG Interiors, LLC and USG Corporation, as guarantor, and L&W Supply Corporation and American Builders & Contractors Supply Co., Inc., as guarantor, dated October 31, 2016 (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K (File No. 001-08864) dated November 1, 2016) (Note: Portions of this exhibit have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission)

10.15	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K (File No. 001-08864) dated October 2, 2008, or the October 2008 8-K)*

10.16
Employment Agreement, effective as of April 16, 2012, between USG Corporation and Matthew Hilzinger (incorporated by reference to Exhibit 10.1 to USG Corporation's Current Report on Form 8-K (File No. 001-08864) dated March 26, 2012, or the March 2012 8-K)*

10.17	Form of Employment Agreement (form used since January 1, 2015) (incorporated by reference to Exhibit 10.3 to USG Corporation's Quarterly Report on Form 10-Q (File No. 001-08864) dated July 23, 2015)*

10.18	Form of Change in Control Severance Agreement (Tier 1 Benefits) (incorporated by reference to Exhibit 10.2 to the October 2008 8-K)*

10.19	Form of Change in Control Severance Agreement (Tier 2 Benefits) (incorporated by reference to Exhibit 10.3 to the October 2008 8-K)*

10.20	Change in Control Severance Agreement, dated as of April 16, 2012, by and between USG Corporation and Matthew Hilzinger (incorporated by reference to Exhibit 10.2 to the March 2012 8-K)*

10.21	Form of Change in Control Severance Agreement (form used since August 1, 2015) (incorporated by reference to Exhibit 10.1 to the third quarter 2015 10-Q)*

10.22	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to USG Corporation’s Annual Report on Form 10-K (File No. 001-08864) dated February 15, 2008, or the 2007 10-K)*

10.23
USG Corporation Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2007), dated December 10, 2008 (incorporated by reference to Exhibit 10.1 to USG Corporation’s Annual Report on Form 10-K (File No. 001-08864) dated February 20, 2009, or the 2008 10-K)*

10.24
USG Corporation Deferred Compensation Plan (Effective as of April 1, 2007) (incorporated by reference to Exhibit 10.31 to USG Corporation's Annual Report on Form 10-K (File No. 001-08864) dated February 16, 2007)*

10.25	First Amendment of USG Corporation Deferred Compensation Plan, dated December 10, 2008 (incorporated by reference to Exhibit 10.25 to the 2008 10-K)*

10.26
Second Amendment of USG Corporation Deferred Compensation Plan, dated September 5, 2012 (incorporated by reference to Exhibit 10.1 to USG Corporation's Quarterly Report on Form 10-Q (File No. 001-08864) dated October 23, 2014)*

10.27	Third Amendment of USG Corporation Deferred Compensation Plan, dated November 21, 2014 (incorporated by reference to Exhibit 10.28 to the 2014 10-K)*

10.28
USG Corporation Management Incentive Plan (as amended and restated effective May 13, 2015) (incorporated by reference to Annex B to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 13, 2015 filed with the Securities and Exchange Commission on April 2, 2015 (File No. 001-08864), or the 2015 Proxy Statement)*

10.29
2016 Annual Management Incentive Program of USG Corporation (Executive Officers Only) (incorporated by reference to Exhibit 10.26 to USG Corporation's Annual Report on Form 10-K (File No. 001-08864) dated February 10, 2016)*

10.30	2017 Annual Management Incentive Program of USG Corporation (Executive Officers Only)* **

10.31	USG Corporation Long-Term Incentive Plan (as amended effective May 13, 2015) (incorporated by reference to Annex C to the 2015 Proxy Statement)*

10.32	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K (File No. 001-08864) dated March 28, 2007)*

10.33	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.36 to the 2008 10-K)*

10.34	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to the 2008 10-K)*

10.35	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 to USG Corporation’s Annual Report on Form 10-K (File No. 001-08864) dated February 12, 2010)*

10.36
Form of USG Corporation Market Share Units Agreement (incorporated by reference to Exhibit 10.2 to USG Corporation's Current Report on Form 8-K (File No. 001-08864) dated February 13, 2014, or the February 2014 8-K)*

10.37	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.3 to the February 2014 8-K)*

10.38	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation's Quarterly Report on Form 10-Q (File No. 001-08864) dated July 24, 2014)*

10.39	Form of USG Corporation Market Share Units Agreement (incorporated by reference to Exhibit 10.46 to the 2014 10-K)*

10.40	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.47 to the 2014 10-K)*

10.41
USG Corporation 2016 Long-Term Incentive Plan (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 11, 2016 filed with the Securities and Exchange Commission on March 31, 2016 (File No. 001-08864))*

10.42	Form of USG Corporation Restricted Stock Units Agreement under the USG Corporation 2016 Long-Term Incentive Plan* **

10.43	Form of USG Corporation Market Share Units Agreement under the USG Corporation 2016 Long-Term Incentive Plan* **

10.44	Form of USG Corporation Performance Shares Agreement under the USG Corporation 2016 Long-Term Incentive Plan* **

10.45
USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated Effective as of January 1, 2005) (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K (File No. 001-08864) dated November 14, 2005)*

10.46
Amendment No. 1 to the USG Corporation Stock Compensation Program for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q (File No. 001-08864) dated August 3, 2006)*

10.47
Amendment No. 2 to the USG Corporation Stock Compensation Program for Non-Employee Directors (incorporated by reference to Exhibit 10.8 to USG Corporation’s Quarterly Report on Form 10-Q (File No. 001-08864) dated April 30, 2007)*

10.48	USG Corporation Non-Employee Director Compensation Program (Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.18 to the 2007 10-K)*

10.49
Amendment No. 1 to USG Corporation Non-Employee Director Compensation Program, dated November 12, 2010 (incorporated by reference to Exhibit 10.10 to USG Corporation’s Annual Report on Form 10-K (File No. 001-08864) dated February 11, 2011)*

10.50
Amendment No. 2 to USG Corporation Non-Employee Director Compensation Program, dated November 10, 2011(incorporated by reference to Exhibit 10.11 to USG Corporation's Annual Report on Form 10-K (File No. 001-08864) dated February 14, 2012)*

10.51
Amendment No. 3 to USG Corporation Non-Employee Director Compensation Program, dated November 14, 2013(incorporated by reference to Exhibit 10.14 to USG Corporation’s Annual Report on Form 10-K (File No. 001-08864) dated March 3, 2014)*

10.52	Amendment No. 4 to USG Corporation Non-Employee Director Compensation Program, dated November 13, 2014(incorporated by reference to Exhibit 10.16 to the 2014 10-K)*

10.53	Amendment No. 5 to USG Corporation Non-Employee Director Compensation Program, dated November 10, 2016* **

10.54	USG Corporation Deferred Compensation Program for Non-Employee Directors (as Amended and Restated effective December 31, 2008) (incorporated by reference to Exhibit 10.10 to the 2008 10-K)*

99.1
Financial statements as of and for the years ended June 30, 2016 and 2015 and audited financial statements as of and for the period from January 14, 2014 to June 30, 2014 of USG Boral Building Products Pte. **

99.2	Financial statements as of and for the years ended June 30, 2016 and 2015 and audited financial statements as of and for the year ended June 30, 2014 of USG Boral Building Products Pty Limited **

Other:

21	Subsidiaries **

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP **

23.2	Consent of Independent Registered Public Accounting Firm, Deloitte PLT**

23.3	Consent of Independent Auditors, KPMG **

24	Power of Attorney **

31.1	Rule 13a - 14(a) Certifications of USG Corporation’s Chief Executive Officer **

31.2	Rule 13a - 14(a) Certifications of USG Corporation’s Chief Financial Officer **

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer **

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer **

95	Mine Safety Disclosures **

101
The following financial information from USG Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014, (2) the consolidated statements of other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014, (3) the consolidated balance sheets as of December 31, 2016 and 2015, (4) the consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014, (5) the consolidated statements of stockholders’ equity for the years ended December 31, 2016, 2015 and 2014 and (6) notes to the consolidated financial statements. **

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