Form 10-Q
period 2017-03-31
USG CORP
filed 2017-04-27
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code (312) 436-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of March 31, 2017 was 145,792,158.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per-share and share data)	Three months ended March 31,
	2017	2016
Net sales	$767	$747
Cost of products sold	603	566
Gross profit	164	181
Selling and administrative expenses	73	68
Recovery of receivable	—	(3)
Operating profit	91	116
Income from equity method investments	13	7
Interest expense	(20)	(40)
Interest income	1	2
Loss on extinguishment of debt	—	(2)
Other (expense) income, net	(1)	3
Income from continuing operations before income taxes	84	86
Income tax expense	(29)	(26)
Income from continuing operations	55	60
Income from discontinued operations, net of tax	—	7
Net income	$55	$67

Earnings per average common share - basic:
Income from continuing operations	$0.38	$0.41
Income from discontinued operations	—	0.05
Net income	$0.38	$0.46

Earnings per average common share - diluted:
Income from continuing operations	$0.37	$0.41
Income from discontinued operations	—	0.05
Net income	$0.37	$0.46

Average common shares	146,309,994	145,819,026
Dilutive awards under long-term incentive plan	2,420,360	1,167,366
Average diluted common shares	148,730,354	146,986,392
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(millions)
	2017	2016
Net income	$55	$67

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Loss on derivatives qualifying as cash flow hedges, net of tax benefit of $3 and $3, respectively	(6)	(8)
Less: Reclassification adjustment for loss on derivatives included in net income, net of tax benefit of $0 and $1, respectively	—	(2)
Net derivatives qualifying as cash flow hedges	(6)	(6)

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax benefit of $0 and $1, respectively	(1)	(3)
Less: Amortization of prior service cost included in net periodic pension cost, net of tax benefit of $0 in both periods	—	—
Net pension and postretirement benefits	(1)	(3)

Foreign currency translation:
Changes in foreign currency translation, net of tax benefit of $0 in both periods	40	24

Other comprehensive income, net of tax	$33	$15

Comprehensive income	$88	$82

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions, except share data)	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$341	$427
Short-term marketable securities	69	62
Receivables (net of reserves 2017 - $8 and 2016 - $8)	264	183
Inventories	243	236
Income taxes receivable	1	1
Other current assets	35	40
Total current assets	953	949
Long-term marketable securities	24	29
Property, plant and equipment (net of accumulated depreciation and depletion - 2017 - $1,995 and 2016 - $1,960)	1,715	1,707
Deferred income taxes	493	492
Equity method investments	665	628
Other assets	62	64
Total assets	$3,912	$3,869
Liabilities and Stockholders’ Equity
Accounts payable	$233	$237
Accrued expenses	126	175
Current portion of long-term debt	500	—
Income taxes payable	10	10
Total current liabilities	869	422
Long-term debt	584	1,083
Deferred income taxes	4	4
Pension and other postretirement benefits	292	290
Other liabilities	187	184
Total liabilities	1,936	1,983
Preferred stock – $1 par value, authorized 36,000,000 shares; outstanding - none	—	—
Common stock – $0.10 par value; authorized 200,000,000 shares; issued: 2017 - 146,513,000 shares and 2016 - 146,167,000 shares	15	15
Treasury stock at cost – 2017- 721,000 shares and 2016 - 0 shares	(24)	—
Additional paid-in capital	3,039	3,038
Accumulated other comprehensive loss	(352)	(385)
Retained earnings (accumulated deficit)	(702)	(782)
Total stockholders’ equity	1,976	1,886
Total liabilities and stockholders’ equity	$3,912	$3,869
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Three months ended March 31,
	2017	2016
Operating Activities
Net income	$55	$67
Less: income from discontinued operations	—	7
Income from continuing operations	55	60

Adjustments to reconcile net income from continuing operations to net cash:
Depreciation, depletion and amortization	33	34
Loss on extinguishment of debt	—	2
Recovery of receivable	—	(3)
Share-based compensation expense	4	4
Deferred income taxes	29	25
Income from equity method investments	(13)	(7)
Pension settlement	—	2
Change in operating assets and liabilities	(138)	(158)
Other, net	1	(5)
Net cash used for operating activities of continuing operations	(29)	(46)
Net cash (used for) provided by operating activities of discontinued operations	(1)	16
Net cash used for operating activities	$(30)	$(30)

Investing Activities
Purchases of marketable securities	(24)	(79)
Sales or maturities of marketable securities	22	84
Capital expenditures	(39)	(14)
Return of restricted cash	—	9
Net cash used for investing activities of continuing operations	(41)	—
Net cash provided by (used for) investing activities of discontinued operations	6	(1)
Net cash used for investing activities	$(35)	$(1)

Financing Activities
Repayment of debt	—	(64)
Issuance of common stock	3	—
Repurchase of common stock	(25)	—
Repurchases of common stock to satisfy employee tax withholding obligations	(3)	(1)
Net cash used for financing activities of continuing operations	$(25)	$(65)

Effect of exchange rate changes on cash from continuing operations	4	1

Net decrease in cash and cash equivalents from continuing operations	$(91)	$(110)
Net increase in cash and cash equivalents from discontinued operations	5	15
Net decrease in cash and cash equivalents	(86)	(95)
Cash and cash equivalents at beginning of period	427	442
Cash and cash equivalents at end of period	$341	$347

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$35	$47
Income taxes paid, net of refunds received	2	3

Noncash Investing and Financing Activities:
Amount in accounts payable for capital expenditures	9	3
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

1.	Organization, Consolidation and Presentation of Financial Statements

PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the entire year.
Certain reclassifications have been made to prior year amounts in order to conform with current year presentation. On our condensed consolidated statements of cash flows, we condensed the increase/decrease in working capital, other assets, pension and postretirement benefits, and other liabilities into "Change in operating assets and liabilities".
In conjunction with the sale of L&W Supply Corporation, or L&W, which was completed on October 31, 2016 to American Builders & Contractors Supply Co., Inc., or ABC Supply, L&W is presented as discontinued operations. The results of L&W, which consisted of our Distribution segment, have been excluded from segment results. The 2016 results of our Gypsum and Ceilings segment have been revised to reflect only the sales of USG products from Gypsum and Ceilings to L&W that were sold by L&W to third party customers prior to March 31, 2016. All sales to L&W subsequent to the close of the transaction are included in net sales on our condensed consolidated statements of income. See Note 2 for further discussion.
Our segments are structured around our key products and business units: Gypsum, Ceilings and USG Boral Building Products, or UBBP.
Our Gypsum reportable segment is an aggregation of the operating segments of the gypsum businesses in the United States, Canada, Mexico, and Latin America, our mining operation in Canada, which we indefinitely idled in the third quarter of 2016 and our shipping company, which we exited in 2015. Gypsum manufactures products throughout the United States, Canada and Mexico. These products include USG Sheetrock® brand gypsum wallboard, Sheetrock® brand joint compound, Durock® brand cement board, Levelrock® brand gypsum underlayment, Fiberock® brand backerboard, Securock® brand glass mat sheathing used for building exteriors, Securock® brand gypsum fiber and glass mat panels used as roof cover board and USG Structural Panels.
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
These condensed consolidated financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the SEC on February 8, 2017.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
We adopted Accounting Standards Update, or ASU, 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” on January 1, 2017. This ASU simplifies certain aspects of accounting for employee share-based payments. Upon adoption, we recorded to retained earnings a $25 million cumulative-effect adjustment for previously unrecognized excess tax benefits and an immaterial cumulative-effect adjustment for the reversal of cumulative forfeiture estimates to record forfeitures as they occur.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2017, the Financial Accounting Standards Board, or FASB, issued ASU, 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which will require entities to disaggregate the current service cost component from the other components of net benefit cost. Current service cost will be presented with other current compensation costs for related employees in the income statement and the other components of net benefit cost will be presented below operating profit. In addition, under the new ASU, only the service cost component of net benefit cost is eligible for capitalization when applicable. We will adopt the standard on January 1, 2018 and will adopt using the retrospective method for presentation of service cost and other components in the income statement. We will prospectively adopt the requirement to limit the capitalization of benefit costs to the service cost component. Select line items from our condensed consolidated statements of income for the three months ended March 31, 2017 and the year end December 31, 2016 which reflect the changes in presentation of net benefit costs are as follows.

(millions)	Three months ended March 31, 2017		Year ended December 31, 2016
	After Adoption	As Reported	After Adoption	As Reported
Gross profit	$158	$164	$700	$705
Operating profit	84	91	396	394
Other net periodic postretirement (benefit) costs	(7)	—	2	—
Net income	55	55	510	510
We do not expect the adoption of ASU 2017-07 to have a significant impact on our other financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The standard will be effective for us in the first quarter of 2019 and we will adopt the new standard using the modified retrospective approach. While we continue to evaluate the impact of the new standard, we believe the standard will require us to implement a new lease accounting system and related policies and processes. Further, we anticipate the adoption of ASU 2016-02 will have a significant impact to our condensed consolidated balance sheets, condensed consolidated statements of income and disclosures, but we are unable to quantify the financial statement impact at this time.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of Topic 606. We intend to adopt the standard on January 1, 2018 retrospectively with practical expedients. We do not expect the adoption to have a significant impact to our condensed consolidated financial statements, but it will impact our disclosures.
2.    Discontinued Operations
The sale of L&W was completed on October 31, 2016. The summarized financial information related to L&W that has been excluded from continuing operations and reported as a discontinued operation is as follows:

(millions)	Three months ended March 31,
2016
Net sales	$357
Cost of products sold	343
Gross profit	14
Selling and administrative expenses	3
Operating profit	11
Income tax expense	(4)
Income from discontinued operations	$7

Additionally, upon the close of the sale, we entered into a supply agreement with L&W. For the three months ended March 31, 2017, we recorded sales to L&W of $131 million. In the comparative period for 2016, we recorded sales of $145 million, which reflect only the sales that were sold by L&W to third party customers through March 31, 2016. We recorded a cash inflow of $109 million from L&W in the three months ended March 31, 2017 related to payments on trade receivables.
3.    Equity Method Investments
Equity method investments as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017		December 31, 2016
(dollars in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USG Boral Building Products	$658	50%	$621	50%
Other equity method investments	7	33% - 50%	7	33% - 50%
Total equity method investments	$665		$628

Investment in USG Boral Building Products
UBBP is our 50/50 joint ventures with Boral Limited, or Boral. We account for our investment in UBBP using the equity method of accounting. As of March 31, 2017, the amount of our consolidated retained earnings which represents undistributed earnings from UBBP is $56 million.
In the event certain U.S. Dollar denominated performance targets are satisfied by UBBP, we will be obligated to pay Boral a scheduled earnout payment of up to $50 million based on performance during the first five years after closing on February 27, 2014. We have not recorded a liability for this earnout payment as we have concluded that it is currently not probable that the five-year performance target will be achieved. If our conclusion on the probability of achievement was to change, we will record a liability representing the present value of the earnout payment with a corresponding increase to our investment.
Our underlying net assets in our investments are denominated in a foreign currency, and translation gains or losses will impact the recorded value of our investments. Translation gains or losses recorded in other comprehensive income were as follows:

	Three months ended March 31,
(millions)	2017	2016
Translation gain	$24	$17
Summarized financial information for our equity method investments is as follows:

	Three months ended March 31,
(millions)	2017	2016
USG Boral Building Products:
Net sales	$276	$229
Gross profit	86	65
Operating profit	35	23
Income from continuing operations before income taxes	38	24
Net income	26	15
Net income attributable to USG Boral Building Products	25	14
USG share of income from investment accounted for using the equity method	13	7

TRANSACTIONS WITH UBBP
Our Gypsum segment sells products to UBBP. Total sales to UBBP for the three months ended March 31, 2017 and 2016 were immaterial.
In 2014, in connection with the formation of UBBP, we contributed our ownership interest in a joint venture in China to UBBP, but retained our loan receivable from this joint venture. As of both March 31, 2017 and December 31, 2016, the loan receivable, including interest, totaled $15 million and is included in "Other assets" on our accompanying condensed consolidated balance sheets.
4.     Segments
Our operations are organized into three reportable segments: Gypsum, Ceilings and UBBP. As discussed in Note 2, the results of L&W for the three months ended March 31, 2016 are presented as discontinued operations. Additionally, the results of our Gypsum and Ceilings segments for the three months ended March 31, 2016 have been revised to reflect only the sales of USG products from Gypsum and Ceilings to L&W that had been sold by L&W to third party customers by March 31, 2016. See Note 3 for segment results for UBBP. Segment results for our Gypsum and Ceilings segments were as follows:

	Three months ended March 31,
(millions)	2017	2016
Net Sales:
Gypsum	$649	$628
Ceilings	120	121
Eliminations	(2)	(2)
Total	$767	$747

Operating Profit (Loss):
Gypsum	$91	$109
Ceilings	23	28
Corporate	(23)	(21)
Total	$91	$116

5.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in "Accumulated other comprehensive loss" on our accompanying condensed consolidated balance sheets.
Our investments in marketable securities consisted of the following:

	As of March 31, 2017		As of December 31, 2016
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$65	$65	$69	$69
U.S. government and agency debt securities	14	14	14	14
Non-U.S. government debt securities	1	1	—	—
Asset-backed debt securities	6	6	2	2
Certificates of deposit	7	7	6	6
Total marketable securities	$93	$93	$91	$91
The realized and unrealized gains and losses for the three months ended March 31, 2017 and 2016 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.

Contractual maturities of marketable securities as of March 31, 2017 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$69	$69
Due in 1-5 years	24	24
Total marketable securities	$93	$93
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.

6.     Debt
Total debt, including the current portion of long-term debt, consisted of the following:

(millions)	March 31, 2017	December 31, 2016
5.5% senior notes due 2025	$350	$350
7.75% senior notes due 2018	500	500
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$1,089	$1,089
Less: Unamortized debt issuance costs	5	6
Total	$1,084	$1,083

CREDIT FACILITY
Our credit facility agreement requires us to maintain a minimum fixed charge coverage ratio in the event excess availability falls below a minimum threshold. Because our excess borrowing availability as of March 31, 2017 of $125 million exceeds this threshold, the requirement to maintain the minimum fixed charge coverage ratio is not applicable. As of March 31, 2017, we were in compliance with the covenants contained in our credit facility.
As of March 31, 2017 and during the quarter then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 2.15% for loans in the U.S. and 1.94% for loans in Canada. Outstanding letters of credit totaled $37 million as of March 31, 2017.
REPURCHASE OF SENIOR NOTES
In the first three months of 2016, we repurchased $62 million of our 6.3% Senior Notes due in 2016 on the open market. The transaction included premiums of $2 million and accrued interest of $1 million for aggregate consideration of $65 million. As a result of the repurchases, we recorded a loss on early extinguishment of debt, before tax, of $2 million including premiums, write-off of deferred financing fees.
OTHER

(millions)	March 31, 2017	December 31, 2016
Fair value of debt	$1,128	$1,129
Accrued interest	14	31
The fair values of our debt were determined utilizing prices from independent pricing services. The vendors’ methodologies utilize various forms of market data, including but not limited to, trade data, yield, spreads, bids and offers. We review the values provided by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source. We have not adjusted the prices obtained from the independent pricing service. As a result, the fair values are classified as Level 2.

7.	Derivative Instruments
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

Derivative Instruments	Type	Hedged Item	Aggregate Notional Amount	Contracts Maturing Through
Commodity	Natural gas swaps	Purchases of natural gas	33 million mmBTUs*	December 31, 2021
Foreign Exchange	Forward contracts	Purchases of products and services denominated in a foreign currency	$89 million	December 31, 2018
Foreign Exchange	Forward contracts	Intercompany Loan	$23 million	May 31, 2017
* - millions of British Thermal Units
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of March 31, 2017, our derivatives were in a $7 million net liability position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
All of our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As required by certain of our agreements, we had $6 million of collateral posted with our counterparties related to our derivatives as of March 31, 2017. Amounts paid as cash collateral are included in "Receivables" on our accompanying condensed consolidated balance sheets.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our accompanying condensed consolidated balance sheets, based on their fair value as of the balance sheet date.
FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the condensed consolidated statements of income for the three months ended March 31, 2017 and 2016.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(9)	$(5)	Cost of products sold	$—	$(5)
Foreign exchange contracts	—	(6)	Cost of products sold	—	2
Total	$(9)	$(11)		$—	$(3)
For both commodity contracts and foreign exchange contracts, no ineffectiveness was recorded in three months ended March 31, 2017 and 2016.

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2017	2016
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$(1)	$(1)
Total		$(1)	$(1)

The following are the fair values of derivative instruments and the location on our accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		3/31/17	12/31/16		3/31/17	12/31/16
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$4	$8	Accrued expenses	$4	$4
Commodity contracts	Other assets	1	3	Other liabilities	8	5
Foreign exchange contracts	Other current assets	1	1	Accrued expenses	1	1
Total derivatives in cash flow hedging relationships		$6	$12		$13	$10

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$—	$1	Accrued expenses	$—	$—
Total derivatives not designated as hedging instruments		$—	$1		$—	$—
Total derivatives	Total assets	$6	$13	Total liabilities	$13	$10
As of March 31, 2017, we had no derivatives designated as fair value hedges or net investment hedges.
8.     Fair Value Measurements
Certain assets and liabilities are required to be recorded at fair value. There are three levels of inputs that may be used to measure fair value. Level 1 uses quoted prices for identical assets and liabilities in active markets. Level 2 uses quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 uses valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The cash equivalents and equity mutual funds shown in the table below primarily consist of money market funds that are valued based on quoted prices in active markets and, as a result, are classified as Level 1. Marketable securities are valued using a "market value" approach and values are based on quoted prices or other observable market inputs received from data providers. Derivatives are valued using the "income" approach such as discounted-cash-flow models and readily observable market data. The inputs for the valuation models are obtained from data providers and include end-of-period spot and forward natural gas prices, foreign currency exchange rates, natural gas price volatility and LIBOR and swap rates for discounting the cash flows implied from the derivative contracts. Therefore, we have classified our marketable securities and derivatives as Level 2.
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	3/31/17	12/31/16	3/31/17	12/31/16	3/31/17	12/31/16	3/31/17	12/31/16
Cash equivalents	$37	$38	$32	$34	$—	$—	$69	$72
Equity mutual funds	5	5	—	—	—	—	5	5
Marketable securities:
Corporate debt securities	—	—	65	69	—	—	65	69
U.S. government and agency debt securities	—	—	14	14	—	—	14	14
Non-U.S. government debt securities	—	—	1	—	—	—	1	—
Asset-backed debt securities	—	—	6	2	—	—	6	2
Certificates of deposit	—	—	7	6	—	—	7	6
Derivative assets	—	—	6	13	—	—	6	13
Derivative liabilities	—	—	(13)	(10)	—	—	(13)	(10)

9.    Employee Retirement Plans
The components of net pension and postretirement benefit costs are summarized in the following table:

	Three months ended March 31,
(millions)	2017	2016
Pension:
Service cost of benefits earned	$10	$11
Interest cost on projected benefit obligation	16	17
Expected return on plan assets	(23)	(22)
Settlement	—	2
Net amortization	5	5
Net pension cost (a)	$8	$13
Postretirement:
Service cost of benefits earned	$1	$1
Interest cost on projected benefit obligation	1	1
Net amortization	(6)	(7)
Net postretirement benefit(b)	$(4)	$(5)

(a)	Net pension cost, excluding settlement costs, includes expenses allocated to income from discontinued operations for L&W totaling $2 million for the three months ended March 31, 2016.

(b)	Net postretirement benefit includes a net benefit allocated to income from discontinued operations for L&W totaling $1 million for the three months ended March 31, 2016.
During the first three months of 2017, we made cash contributions of $2 million to our pension plan in Canada. We expect to make total contributions to our pension plans in 2017 of approximately $74 million.
10.    Share-Based Compensation
During the first three months of 2017, we granted share-based compensation in the form of market share units, or MSUs, performance shares, and restricted stock units, or RSUs, to eligible participants under our 2016 Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates and the service period of the award for awards expected to vest. We record forfeitures as they occur. Awards granted during the first three months of 2017, weighted average fair value, and assumptions used to determine fair value were as follows:

	MSUs	Performance Shares	RSUs
Awards granted	371,346	112,732	49,000
Weighted average fair value (a)	$35.79	$39.42	$31.36
Expected volatility (b)	32.10%	32.10%	N/A
Risk-free rate (c)	1.39%	1.39%	N/A
Expected term (in years) (d)	2.96	2.96	N/A
Expected dividends	—	—	N/A

(a)
Fair value of MSUs and Performance Shares is estimated on the date of grant using the Monte Carlo simulation that used the assumptions outlined above. Fair value of RSUs is equal to the closing price of our common stock on the date of grant.

(b)	The expected volatility rate was based on stock price history immediately prior to grant for a period commensurate with the expected term.

(c)	The risk-free rate was based on zero coupon U.S. government issues at the time of grant.

(d)	The expected term represents the period from the valuation date to the end of the performance period.

Terms of the awards granted during the first three months of 2017 were as follows:

	MSUs	Performance Shares	RSUs
Maximum shares/units earned	Varies from 0% to 150% of the number of MSUs awarded depending on the actual performance of our stock price	Varies from 0% to 200% of the number of performance shares awarded depending on the performance of our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index (a)	100%
Vesting Provisions	Three-year performance period	Three-year performance period	Specified number of years from the grant date
Vesting in the case of termination of employment due to death, disability, retirement or change in control during performance period (b)	Pro-rated based on the number of full months employed in 2017 with awards issued at the end of the three-year period	Pro-rated based on the number of full months employed during the performance period with awards issued at the end of the three-year period	Varies.
Settlement	Settled in common stock at the end of the performance or vesting period

(a)	Adjustments to the performance of the Dow Jones U.S. Construction and Materials Index may be made in certain circumstances.

(b)	Early vesting for MSUs, performance shares and RSUs in situations where there is a change in control also requires a related loss of employment or diminution of duties.
OTHER
MSUs, performance shares, RSUs, and stock options and deferred shares associated with our deferred compensation program for non-employee directors that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended March 31,
(millions, common shares)	2017	2016
MSUs, performance shares, RSUs and stock options	1.0	1.7
Deferred shares associated with a deferred compensation program for non-employee directors	—	0.2
11.    Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	March 31, 2017	December 31, 2016
Finished goods	$134	$132
Work in progress	38	37
Raw materials	71	67
Total	$243	$236
ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Three months ended March 31,
(millions)	2017	2016
Balance as of January 1	$113	$119
Accretion expense	1	2
Foreign currency translation	—	1
Balance as of March 31	$114	$122

12.    Stockholders' Equity
TREASURY STOCK
Changes in treasury stock for the three months ended March 31, 2017 and 2016 were as follows:

	March 31, 2017		March 31, 2016
(millions, except share data)	Treasury Shares (000)	Treasury Stock	Treasury Shares (000)	Treasury Stock
Balance as of January 1	—	$—	—	$—
Stock issuances	150	4	67	1
Repurchase of common stock for tax withholdings related to stock based compensation	(107)	(3)	(70)	(1)
Repurchase of common stock under share repurchase program	(764)	(25)	—	—
Balance as of March 31	(721)	$(24)	(3)	$—
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of AOCI for the three months ended March 31, 2017 and 2016 were as follows:

	Derivatives		Defined Benefit Plans		Foreign Currency Translation		AOCI
(millions)	2017	2016	2017	2016	2017	2016	2017	2016
Balance as of January 1	$27	$20	$(246)	$(221)	$(166)	$(113)	$(385)	$(314)
Other comprehensive income (loss) before reclassifications, net of tax	(6)	(8)	(1)	(3)	40	24	33	13
Less: Amounts reclassified from AOCI, net of tax	—	(2)	—	—	—	—	—	(2)
Net other comprehensive income (loss)	(6)	(6)	(1)	(3)	40	24	33	15
Balance as of March 31	$21	$14	$(247)	$(224)	$(126)	$(89)	$(352)	$(299)
Amounts reclassified from AOCI, net of tax, for the three months ended March 31, 2017 and 2016, were as follows:

	Three months ended March 31,
(millions)	2017	2016
Derivatives
Net reclassification from AOCI for cash flow hedges included in cost of products sold	$—	$(3)
Less: Income tax benefit on reclassification from AOCI included in income tax (expense) benefit	—	(1)
Net amount reclassified from AOCI	$—	$(2)

Defined Benefit Plans
Net reclassification from AOCI for amortization of prior service benefit included in cost of products sold	$—	$(2)
Net reclassification from AOCI for amortization of prior service cost included in selling and administrative expenses	—	2
Less: Income tax benefit on reclassification from AOCI included in income tax (expense) benefit	—	—
Net amount reclassified from AOCI	$—	$—

We estimate that we will reclassify a net immaterial after-tax loss on derivatives from AOCI to earnings within the next 12 months.

13. Income Taxes
In the first quarter of 2017, we recorded income tax expense of approximately $29 million, and our effective tax rate was 34.5%. In the first quarter of 2016, we recorded income tax expense of approximately $26 million, and our effective tax rate was 30.2%. The income tax expense for the three months ended both March 31, 2017 and 2016 reflected taxes from federal, foreign, state and local jurisdictions. Our effective tax rate in the first quarter of both 2016 and 2017 was lower than the U.S. statutory rate primarily because of earnings realized in countries that had lower statutory tax rates and our equity method income. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States.
As of March 31, 2017, we had federal net operating loss, or NOL, carryforwards of approximately $846 million that are available to offset future federal taxable income and will expire in the years 2029 through 2032, none of which are subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal AMT credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period and foreign tax credit carryforwards of $145 million that are available to offset future federal taxable income and expire in the years 2022 through 2026. As of December 31, 2016, the foreign tax credits were $143 million and are attributable to tax planning strategies to optimize foreign tax credit utilization and management’s intention to amend its tax returns for the tax years 2012-2014 in order to claim credits for previously deducted foreign tax. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $1.387 billion would need to be generated during the period before their expiration.
As of March 31, 2017, we had a gross deferred tax asset of $169 million related to our state NOLs and tax credit carryforwards. The NOLs will expire if unused in years 2018 through 2036. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.
During the first three months of 2017, we recorded an increase in the valuation allowance against our deferred tax assets of $1 million for a total valuation allowance of $52 million. The increase in the valuation allowance relates to foreign tax credits generated in 2017 that may expire unused.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change” which can result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation that may be carried over to later years within the allowed NOL carryforward period. Over the entire carryforward period, we may not be able to use all our NOLs due to the aforementioned annual limitation. If an ownership change had occurred as of March 31, 2017, our annual U.S. federal NOL utilization would have been limited to approximately $97 million per year.

14. Litigation
WALLBOARD PRICING LAWSUITS
In the first quarter of 2015, USG, United States Gypsum Company, L&W Supply Corporation, and 7 other wallboard manufacturers were named as defendants in a lawsuit filed in federal court in California by 12 homebuilders alleging that since at least September 2011, U.S. wallboard manufacturers conspired to fix and raise the price of gypsum wallboard sold in the United States and to effectuate the alleged conspiracy by ending the practice of providing job quotes on wallboard. The lawsuit was transferred to the United States District Court for the Eastern District of Pennsylvania under the title In re: Domestic Drywall Antitrust Litigation, MDL No. 2437. In the second quarter of 2016, the Court dismissed with prejudice the portions of the homebuilders’ complaint alleging a conspiracy in 2014 and 2015, ruling that there were insufficient factual allegations to allow such a claim to go forward. The homebuilders' claims alleging a conspiracy prior to 2014 have not been dismissed, and the case proceeds as to those claims. USG is retaining the liability with respect to L&W Supply Corporation.
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
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of March 31, 2017 and December 31, 2016, we had an accruals of $17 million and $18 million, respectively, for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our results of operations, financial position or cash flows.
15. Gypsum Transportation Limited
We exited our shipping operations in the second quarter of 2015. In November 2015, we entered into a release and debt settlement agreement to recover a portion of our loss incurred when our former trading partner ceased performing under the contract . We recorded a recovery of receivable of $8 million in the first quarter of 2016, which is presented as $3 million within "Recovery of receivable", $1 million within "Interest income" and $4 million within "Other (expense) income, net" on our condensed consolidated statement of income.

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
Overview
We are a leading manufacturer of building products and innovative building solutions. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first three months of 2017 in North America:

•	residential and nonresidential repair and remodel activity accounted for approximately 52% of our net sales,

•	new residential construction accounted for approximately 31% of our net sales,

•	new nonresidential construction accounted for approximately 14% of our net sales, and

•	other activities accounted for approximately 3% of our net sales.
During the first quarter of 2017, we expanded our wallboard portfolio with the launch of USG Sheetrock® Brand EcoSmart Panels. EcoSmart is our next generation of ultra-light wallboard in our USG Sheetrock® gypsum panels portfolio and is a sustainable and specifiable lightweight panel.
SEGMENTS
Our operations are organized into three segments: Gypsum, Ceilings and USG Boral Building Products, or UBBP. In conjunction with the sale of L&W Supply Corporation, or L&W, which was completed on October 31, 2016 to American Builders & Contractors Supply Co., Inc., or ABC Supply, L&W is presented as discontinued operations. The results of L&W, which consisted of our Distribution segment, have been excluded from segment results and the 2016 results of our Gypsum and Ceilings segment have been revised to reflect only the sales of USG products from Gypsum and Ceilings to L&W that were sold to third party customers prior to March 31, 2016. All L&W sales subsequent to the close of the transaction including those under a supply agreement that governs the sales of wallboard and certain other products from USG to L&W are included in net sales on our condensed consolidated statements of income.
Gypsum: Our Gypsum segment manufactures and markets gypsum and related products in the United States, Canada Mexico and Latin America. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, CGC Inc., or CGC, in Canada, USG Mexico, S.A. de C.V., or USG Mexico, and subsidiaries in Latin America, our mining operation in Canada, which we indefinitely idled in the third quarter of 2016, and our shipping company, which we exited in 2015. Gypsum’s products are used in a variety of building applications to construct walls, ceilings, roofs and floors of residential, commercial and institutional buildings, as well as in certain industrial applications. The major product lines within the Gypsum segment are:

Wallboard	Sheetrock® brand gypsum wallboard and Securock® brand glass mat sheathing portfolios
Surfaces	Sheetrock® brand joint compound portfolio, as well as corner bead, joint tape and plaster
Substrates
Durock® brand cement board, Fiberock® brand backerboard, Levelrock® brand systems of poured gypsum flooring, Securock® brand roof board, ExoAir® 430 brand air-water barrier system, industrial gypsum, and construction plaster products, sold under the brand names Red Top®, Imperial®, Diamond® and Supremo®

Ceilings: Our Ceilings segment manufactures and markets interior ceilings systems products in the United States, Canada, Mexico and Latin America. Ceilings includes USG Interiors, LLC, or USG Interiors in the United States, CGC, and USG Mexico and subsidiaries in Latin America. Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States and Canada. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, and Latin America.
USG Boral Building Products: USG Boral Building Products, or UBBP, is our 50/50 joint ventures with Boral Limited, or Boral. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East. UBBP manufactures and distributes products for wall, ceiling, floor lining and exterior systems that utilize gypsum wallboard, referred to as plasterboard in the region in which UBBP operates, mineral fiber ceiling tiles, steel grid and joint compound.
Geographic Information: For the first three months of 2017, we recorded $767 million of net sales in our condensed consolidated statements of income, of which approximately 83% were attributable to the United States, approximately 12% were attributable to Canada and other foreign countries accounted for the remaining 5%. Net sales for UBBP, which are not included in our condensed consolidated statement of income, were $276 million for the first three months of 2017, of which approximately 33% were attributable to Australia, 24% to South Korea, 12% to Thailand, 7% to China, and 24% to South East Asian and Middle Eastern countries.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the housing and construction-based markets in North America and in Asia and Australasia. Our expansion via UBBP into the markets of Asia, Australasia, and the Middle East has significantly increased our exposure to the economic conditions in those areas. However, the UBBP investment has helped diversify USG's overall exposure to changes in the North American economic conditions.
For the new residential construction market, housing starts are a good indicator of demand for our gypsum products. Installation of our gypsum products into a single family home typically follows a housing start by 90 to 120 days. In March 2017, the seasonally-adjusted annualized rate of housing starts reported by the U.S. Census Bureau was 1.22 million units. This is an increase from the March 2016 rate of 1.113 million units. In comparison, housing starts for all of 2016 were 1.174 million units. Most industry analysts believe that the recovery in new residential construction will continue, although the recovery over the next few years may be modest, and that over the longer term housing starts will reach historical averages. Industry analysts’ forecasts for 2017 housing starts in the United States included in the most recent Blue Chip Economic Indicators are 1.22 million to 1.33 million units, based on the average of the bottom ten and top ten forecasts included in the report, respectively. We currently estimate that 2017 housing starts in the United States will be 1.25 million units.
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
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States were 5.45 million units in 2016, reflecting a 4% increase from the 2015 level of 5.25 million units. The seasonally adjusted annual rate of existing home sales was 5.71 million units in March 2017 and reflected the strongest month since February 2007, when 5.79 million units were sold. The March 2017 rate is 6% higher than the revised rate of 5.39 million in March 2016. The generally rising levels of existing home sales and home resale values in recent years have contributed to an increase in demand for our products from the residential repair and remodel market. We currently estimate that overall repair and remodel spending in 2017, compared to 2016, will increase by mid single digits.
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

We expect modest improvement over the next twelve months in the construction industries of Canada and Mexico. Other international markets, including those that are within the UBBP territory, provide opportunities for our operations to serve the demand in these regions. Australia is expected to experience a decline in housing starts; however, these housing starts are expected to remain above the long-term average. South Korea is expecting continued growth in its residential sector although the overall construction industry is expected to slow. Several emerging markets which are within the UBBP territory are forecast to experience steady growth. The international markets within the UBBP territory are adopting Western practices of building which provide more opportunities. We anticipate that the results from UBBP will enable us to counteract some of the potential cyclicality in our North American business.
Our Gypsum segment has generally improved with the modest recovery in residential housing, although it continues to be adversely affected by the low level of residential and other construction activity compared to historical averages. Our Ceilings segment, which primarily serves the commercial markets, has shown some improvement. However, it continues to be adversely affected by the low levels of new commercial construction activity as compared to historical averages. Our Ceilings segment is also adversely affected by changing construction preferences such as open plenum.
Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 6.0 billion square feet in the first three months of 2017, down approximately 3% compared with 6.2 billion square feet in the first three months of 2016. We estimate that industry shipments in the United States for all of 2017 will increase mid single digits from 25.0 billion square feet in 2016.
There is excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 33.4 billion square feet as of January 1, 2017. We estimate that the industry capacity utilization rate was approximately 71% and 74% during the first three months of 2017 and 2016, respectively.  Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2017, but the magnitude of any increase will depend on the levels of housing starts and repair and remodel activity, among other factors. We project that the industry capacity utilization rate will experience a modest increase in 2017 compared to 2016.
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
CURRENCY IMPACT
Currency impacts on consolidated and segment results have been derived by translating current period results at the quarter-to-date average foreign currency rates for the quarter ended March 31, 2016.

Consolidated Results of Operations

(dollars in millions, except per-share data)	2017	2016	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended March 31:
Net sales	$767	$747	$20	3%
Cost of products sold	603	566	(37)	(7%)
Gross profit	164	181	(17)	(9)%
Selling and administrative expenses	73	68	(5)	(7)%
Recovery of receivable	—	(3)	(3)	(100)%
Operating profit	91	116	(25)	(22)%
Income from equity method investments	13	7	6	86%
Interest expense	(20)	(40)	20	50%
Interest income	1	2	(1)	50%
Loss on extinguishment of debt	—	(2)	2	100%
Other (expense) income, net	(1)	3	(4)	*
Income before continuing operations before income taxes	84	86	(2)	(2%)
Income tax expense	(29)	(26)	(3)	(12)%
Income from continuing operations	$55	$60	(5)	(8%)
Income from discontinued operations, net of tax	$—	$7	(7)	(100%)
Net income	$55	$67	$(12)	(18%)
Diluted earnings per share - net income	$0.37	$0.46	$(0.09)	(20%)

*not meaningful
NET SALES
Consolidated net sales for the first quarter of 2017 increased $20 million, or 3%, from the first quarter of 2016. This reflected higher net sales for our Gypsum segment due primarily to higher average selling price offset by a small decrease in net sales from our Ceilings segment due to lower volumes. Sales for our Gypsum segment increased 3% which reflected higher average selling price of gypsum wallboard and increased shipments of joint compound offset by lower volumes of gypsum wallboard. The decrease in net sales of 1% for our Ceilings segment was driven by decreased shipments of both ceiling grid and ceiling tile. On a consolidated basis for the comparative periods, the impact of foreign currency translation was not material.
GROSS PROFIT
Gross profit for the first quarter of 2017 decreased $17 million, or 9%, compared with the first quarter of 2016. Gross profit as a percentage of net sales was 21.4% for the first quarter of 2017, compared with 24.2% for the first quarter of 2016. The decrease reflected lower margins in both our Gypsum and Ceilings segments due to an increase in manufacturing costs. The decrease in gross margin for our Gypsum segment was driven primarily by increased per unit costs for Gypsum products due to higher average price of waste paper and synthetic gypsum and higher per unit costs due to lower volumes. The decrease in gross margin for our Ceilings segment also reflected higher per unit costs for both ceiling grid and ceiling tile due to lower volumes.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $73 million in the first quarter of 2017 compared to $68 million in the first quarter of 2016. As a percentage of net sales, selling and administrative expenses increased to 9.5% for the first quarter of 2017 from 9.1% for the first quarter of 2016. The increase as a percentage of net sales reflected higher costs for compensation, marketing and services, including those in support of growth platforms.
RECOVERY ON RECEIVABLE
In the first quarter of 2016, we received the remaining payments under a settlement agreement with our former trading partner of which $3 million represented a recovery of a previously deemed uncollectible receivable. The remaining payments received under the settlement agreement were recorded in "Interest income" and "Other (expense) income, net."

INCOME FROM EQUITY METHOD INVESTMENTS
Income from equity method investments, primarily UBBP, in the first quarter of 2017 was $13 million, an increase of $6 million, or 86% from the first quarter of 2016. This reflected improved operating results for UBBP due to higher margins in South Korea and Australia offset by an increase in selling and administrative expenses. The increase also reflected favorable currency impact of $1 million.
INTEREST EXPENSE
Interest expense was $20 million in the first quarter of 2017, down $20 million, or 50%, from the first quarter of 2016. The decrease in interest expense reflected lower debt levels.
LOSS ON EXTINGUISHMENT OF DEBT
In the first quarter of 2016, we recorded a loss of $2 million on the extinguishment of debt, including premiums, in connection with the open market purchases of the 6.3% Notes and write-off of deferred financing fees. See Note 6 to the condensed consolidated financial statements for additional information.
OTHER (EXPENSE) INCOME, NET
In the first quarter of 2017, we recorded $1 million of net other expense which primarily reflected net losses on foreign currency transactions. The $3 million of net other income recorded in the first quarter of 2016 was due primarily to the receipt of payments in conjunction with a settlement agreement with our former trading partner of which $4 million was recorded as other income. See Note 15 to the condensed consolidated financial statements for additional information.
INCOME TAX EXPENSE
We recorded income tax expense of $29 million in the first quarter of 2017 from federal, foreign, state and local jurisdictions. Our effective tax rate was 34.5% for the first quarter of 2017. In the first quarter of 2016, we recorded income tax expense of $26 million resulting in an effective tax rate of 30.2%.
INCOME FROM DISCONTINUED OPERATIONS
Income from discontinued operations of $7 million reflected the results of L&W for the first quarter of 2016.

Segment Results of Operations
GYPSUM
Net sales and operating profit (loss) for the businesses comprising our Gypsum segment were as follows:

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2017	2016	$	%
Net sales
United States	$555	$536	$19	4%
Canada	83	82	1	1%
Mexico / Latin America	49	44	5	11%
Canadian Mining	—	—	—	—%
Eliminations	(38)	(34)	(4)	(12)%
Total	$649	$628	$21	3%

Operating profit (loss)
United States	$90	$101	$(11)	(11)%
Canada	1	6	(5)	(83)%
Mexico / Latin America	1	2	(1)	(50)%
Canadian Mining	(1)	(3)	2	67%
Gypsum Transportation Limited	—	3	(3)	(100)%
Total	$91	$109	$(18)	(17)%

United States: Net sales in the first quarter of 2017 were $555 million, up $19 million, or 4%, compared with the first quarter of 2016. The increase in net sales was due to the following:

			Volume		Price
(millions)	$	%	$	%	$	%
Change to Q1 2017 from Q1 2016
Sheetrock® brand gypsum wallboard	$2	1%	$(10)	(4)%	$12	5%
Sheetrock® brand joint compound	5	5%	6	6%	(1)	(1)%
Other	12
Total increase in net sales	$19	4%
Sales for Sheetrock® brand gypsum wallboard increased $2 million from the first quarter of 2016 to the first quarter of 2017 due to higher average selling price offset by decreased shipments. The increase in average selling price reflected a price increase that was effective in late January 2017. The decrease in volumes reflected the timing of the price increase in 2016 with additional purchases in the first quarter of 2016 in anticipation of the March 2016 price increase. Our premium Sheetrock® brand UltraLight panels accounted for 66% of all of our wallboard shipments during the first quarter of 2017 which was consistent with the first quarter of 2016.
Sales of Sheetrock® brand joint compound increased $5 million on increased volume driven primarily by higher shipments to the big box retailers. Sales of Durock® brand cement board and Levelrock® brand gypsum underlayment were primarily flat over the comparative period. Included in the increase in Other was higher sales of other surfaces and substrates products of $4 million, including Fiberock® brand backerboard and Durock® brand glass-mat tile backerboard. Also included in Other was a $6 million increase in sales for inventory sold by Gypsum that was included in L&W's inventory as of March 31, 2016 and a $2 million increase for freight.

Operating profit of $90 million was recorded in the first quarter of 2017 compared to $101 million recorded in the first quarter of 2016. The decrease of $11 million in operating profit reflected the following:

		Volume	Price	Cost
(millions)	$	$	$	$
Change to Q1 2017 from Q1 2016
Sheetrock® brand gypsum wallboard	$(9)	$(5)	$12	$(16)
Sheetrock® brand joint compound	(1)	2	(1)	(2)
Other	(1)
Total decrease in operating profit	$(11)
The decrease in operating profit reflected lower gross profit for Sheetrock® brand gypsum wallboard and Sheetrock® brand joint compound. The decrease in gross profit for Sheetrock® brand gypsum wallboard reflected higher cost per unit and lower volumes offset by higher average selling price. The higher per unit cost for Sheetrock® brand gypsum wallboard reflected an increase in per unit cost of 15% for raw materials driven primarily by waste paper, for which costs are typically highest in the first quarter, and synthetic gypsum, 6% for conversion costs driven by higher labor costs and 10% for fixed costs due to lower volumes.
The decrease in gross profit for Sheetrock® brand joint compound reflected higher per unit costs. Gross profit of Durock® brand cement board and Levelrock® brand gypsum underlayment were primarily flat over the comparative period.
Included in Other is the following:

•	increase in gross profit of $2 million recorded on sales by Gypsum to L&W that were included in L&W's inventory at the end of the first quarter of 2016, offset by

•	higher selling and administrative costs of $3 million in the first quarter of 2017 due primarily to higher compensation and benefit expenses and marketing costs.
Canada: Net sales in the first quarter of 2017 were $83 million, an increase of $1 million from $82 million in the first quarter of 2016. The change in sales reflected higher sales of gypsum wallboard of $4 million and favorable impact of currency translation of $3 million offset by a decrease in sales of joint compound of $1 million and lower freight of $5 million. The increase in sales of gypsum wallboard was driven by an increase of 18% in average selling price offset by a decrease of 9% in volume. The increase in average selling price reflected the final decisions of the Canadian authorities on the minimum pricing of gypsum board imported into Western Canada. The decisions were as a result of an anti-dumping proceeding initiated by a competing Canadian wallboard manufacturer. Operating profit in the first quarter of 2017 was $1 million, a decrease of $5 million from the first quarter of 2016. The decrease reflected a change of $3 million for an adjustment of an accrual for volume rebate incentives that was recorded in the first quarter of 2016, a $2 million increase for royalties and unfavorable impact of foreign currency of $1 million offset by higher gross profit of gypsum wallboard of $2 million.
Mexico / Latin America: Net sales for our gypsum businesses in Mexico and Latin America were $49 million for the first quarter of 2017, an increase of $5 million from the first quarter of 2016. The increase reflected higher sales of gypsum wallboard, joint treatment, Durock® brand cement tile backerboard and drywall steel offset by the unfavorable impact due to fluctuations in currency of $3 million. Operating profit decreased to $1 million in the first quarter of 2017 from $2 million in the first quarter of 2016 due primarily to unfavorable impact of foreign currency of $1 million and lower gross profit on other products of $3 million offset by improved gross margins on joint treatment of $3 million.
Canadian Mining: Our mining operation in Canada recorded no sales for both the first quarter of 2017 and the first quarter of 2016. Operating loss was $1 million for the first quarter of 2017 and $3 million for the first quarter of 2016. In the third quarter of 2016, we indefinitely idled our mining operations in Little Narrows, Nova Scotia, Canada which resulted in a decrease of operating costs.
Gypsum Transportation Limited: There were no sales for our shipping company, Gypsum Transportation Limited, or GTL, for the first quarter of 2017 or 2016 as we have exited this business. GTL recorded $3 million in operating profit in the first quarter of 2016 which reflected a recovery of a receivable of $3 million owed to GTL by its trading partner that was fully reserved for in 2014.

CEILINGS
Net sales and operating profit for the businesses comprising our Ceilings segment were as follows:

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2017	2016	$	%
Net sales
United States	$112	$115	$(3)	(3)%
Canada	13	13	—	—%
Mexico / Latin America	7	8	(1)	(13)%
Eliminations	(12)	(15)	3	20%
Total	$120	$121	$(1)	(1)%

Operating profit
United States	$21	$26	$(5)	(19)%
Canada	1	1	—	—%
Mexico / Latin America	1	1	—	—%
Total	$23	$28	$(5)	(18)%

United States: Net sales for our domestic ceilings business in the first quarter of 2017 were $112 million, a decrease of $3 million, or 3%, from the first quarter of 2016. The decrease reflected the following:

			Volume		Price
(millions)	$	%	$	%	$	%
Change to Q1 2017 from Q1 2016
Ceiling grid	$(2)	(7)%	$(2)	(7)%	$—	—%
Ceiling tile	(4)	(6)%	(4)	(6)%	—	—%
Other	3
Total decrease in net sales	$(3)	(3)%
The decrease in sales of both ceiling grid and ceiling tile reflected timing of projects. Also impacting sales was an increase in customer incentive programs offset by a price increase implemented in the first quarter of 2017. The favorable change in other reflected a $4 million increase in sales for inventory sold by Ceilings that was included in L&W's inventory as of March 31, 2016 offset by a decrease in freight of $1 million due to lower shipments.
Operating profit was $21 million for the first quarter of 2017, a decrease of $5 million, or 19%, from the first quarter of 2016. The decrease reflected the following:

		Volume	Price	Cost
(millions)	$	$	$	$
Change to Q1 2017 from Q1 2016
Ceiling grid	$(3)	$(1)	$—	$(2)
Ceiling tile	(4)	(2)	—	(2)
Other	2
Total decrease in operating profit	$(5)
The decrease in operating profit reflected a decrease in gross profit for both ceiling grid and ceiling tile driven by lower volumes and higher per unit cost. The higher per unit cost for ceiling grid reflected higher per unit raw material cost led by higher steel prices, higher per unit conversion cost due to increased labor costs and higher per unit fixed cost due to lower volumes. The higher per unit cost for ceiling tile primarily reflected higher per unit fixed cost due to lower volumes, higher expenditures for maintenance and, to a lesser extent, higher per unit conversion cost due to increased labor costs and higher per unit raw material cost including higher costs for waste paper. Offsetting the decrease in gross profit was lower selling and administrative expenses of $1 million and gross profit of $1 million recorded on sales by Ceilings to L&W that were included in L&W's inventory as of March 31, 2016.
Canada:  Net sales of $13 million for the first quarter of 2017 were flat as compared to the first quarter of 2016. Operating profit was $1 million for the first quarter of 2017 and unchanged from the first quarter of 2016.
Mexico / Latin America: Net sales of $7 million for the first quarter of 2017 decreased $1 million from the first quarter of 2016. Operating profit was $1 million for both the first quarter of 2017 and the first quarter of 2016.
USG BORAL BUILDING PRODUCTS
The following reflects the net sales and operating profit as recorded by UBBP and the equity income recorded by USG.

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2017	2016	$	%
Net sales	$276	$229	$47	21%
Operating profit	35	23	12	52%
Income from equity method investments - UBBP	13	7	6	86%
Net sales for UBBP were $276 million in the first quarter of 2017 compared to $229 million for the first quarter of 2016. The increase of $47 million reflected increased plasterboard shipments in South Korea, India, Malaysia and Australia and favorable impact of currency translation of $7 million. The increase is offset by decreased sales in Indonesia and Vietnam. Plasterboard shipments increased 16% to 1.13 billion square feet for the first quarter of 2017 from 0.97 billion square feet for the first quarter of 2016. Additionally, volumes of metal studs increased 20%.
Operating profit increased $12 million to $35 million in the first quarter of 2017 compared to $23 million in the first quarter of 2016. Operating profit in 2016 reflected improved margins in South Korea and Australia, realized synergy savings and improved market acceptance of lightweight products offset by an increase in selling and administrative expenses. The increase also reflected favorable currency impact of $2 million.
Our share of net income of UBBP, which is recorded in income from equity method investment, increased $6 million in the first quarter of 2017 as compared to the first quarter of 2016. This increase reflected higher income recorded by UBBP and a favorable impact of foreign currency of $1 million.
CORPORATE
The operating loss for Corporate increased to $23 million in the first quarter of 2017 compared with $21 million in the first quarter of 2016 primarily due to higher costs for services, including those in support of growth platforms.
Liquidity and Capital Resources
As of March 31, 2017, we had $434 million of cash and cash equivalents and marketable securities compared with $518 million as of December 31, 2016. See discussion below under Cash Flows for explanation of the change in cash and cash equivalents. Our total liquidity as of March 31, 2017 was $559 million (including $125 million of borrowing availability under our credit facility) compared to $603 million as of December 31, 2016 (including $85 million of borrowing availability under our credit facility). The decrease in liquidity reflected payments for our share repurchase program and for incentives.
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
Total debt, consisting of senior notes and industrial revenue bonds, amounted to $1.084 billion ($1.089 billion in aggregate principal amount less $5 million of debt issuance costs) as of March 31, 2017 and $1.083 billion ($1.089 billion in aggregate principal amount less $6 million of debt issuance costs) as of December 31, 2016. During the three months ended March 31, 2017, there were no borrowings under our revolving credit facility and no borrowings outstanding at period end.

Our senior notes and industrial revenue bonds are rated by the three major credit-rating agencies: Moody’s Investors Service (Moody’s), Standard & Poor’s Global Ratings (S&P), and Fitch Ratings, Inc. (Fitch). The ratings are typically monitored by stockholders, creditors, or suppliers as an indicator of the company's viability. Additionally, the ratings of Moody’s and S&P impact the interest rate on our 7.75% senior notes maturing in 2018. See Note 6 to the condensed consolidated financial statements in our Annual Report on Form 10-K for additional information regarding the impact of changes to our credit ratings on interest rates. Below is a summary of the ratings published by the three agencies as of the date indicated:

	S&P	Moody's	Fitch
Corporate/Family rating	BB+	Ba2	BB+
Outlook	Stable	Positive	Stable
Guaranteed senior notes	BB+	Ba2	BB+
All other notes and bonds	BB+	Ba3	BB+
Report date	November 10, 2016	November 22, 2016	April 19, 2017
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
Although the maximum borrowing limit under the credit agreement is $180 million, the credit agreement specifies the maximum principal that may be borrowed by USG and CGC is impacted by any amounts outstanding under the credit agreement, outstanding letters of credit, a borrowing base comprised of eligible trade receivables and inventory, and the minimum excess availability that may be required due to the Covenant Trigger Threshold, described below, being applicable. As of March 31, 2017, the maximum principal we could borrow after taking into account the foregoing factors was approximately $125 million.
The credit agreement contains a covenant that would require us to maintain a minimum fixed charge coverage ratio of not less than 1.0-to-1.0 in the event that excess availability falls below the "Covenant Trigger Threshold" equal to 10% of the lesser of (a) the aggregate revolving commitment and (b) the aggregate of the USG and CGC borrowing base. As of March 31, 2017, our fixed charge coverage ratio was 0.38-to-1.0 and; therefore, we are required to maintain minimum excess availability of no less than the Covenant Trigger Threshold so that the financial covenant will remain inapplicable. Currently, that amount would be approximately $18 million.
Our undistributed foreign earnings as of March 31, 2017 are considered permanently reinvested with the exception of earnings associated with the former holding company of the Knauf-USG joint venture that was sold in December 2015. The amount of cash and cash equivalents held by our foreign subsidiaries was $177 million as of March 31, 2017 and would be subject to material repatriation tax effects.

CASH FLOWS
The following table presents a summary of our cash flows:

	Three months ended March 31,
(millions)	2017	2016
Net cash provided by (used for):
Operating activities from continuing operations	$(29)	$(46)
Investing activities from continuing operations	(41)	—
Financing activities from continuing operations	(25)	(65)
Discontinued operations	5	15
Effect of exchange rate changes on cash	4	1
Net decrease in cash and cash equivalents	$(86)	$(95)
Operating Activities: Net cash used for operating activities was lower for the first three months of 2017 compared to the first three months of 2016 due to lower payments to our pension and postretirement plans in the first quarter of 2017. We contributed $2 million and $61 million in the first three months of 2017 and 2016, respectively. Our net cash outflows were higher in 2017 compared to 2016, primarily because of an increase in accounts receivable of $23 million as a result of higher sales in the current quarter, an increase in inventories of $7 million due to increased costs for raw materials and a decrease in accrued expenses of $12 million due to higher incentive payments. These were offset by lower cash outflows for accounts payable of $11 million in 2017 as compared to 2016, which included an increase in capital expenditures that remained in accounts payable as of March 31, 2017.
As of March 31, 2017, working capital (current assets less current liabilities) amounted to $84 million, and the ratio of current assets to current liabilities was 1.10-to-1. As of December 31, 2016, working capital amounted to $527 million, and the ratio of current assets to current liabilities was 2.25-to-1. This decrease reflected the classification of $500 million of our 7.75% senior notes due 2018 as current as of March 31, 2017, which we intend to refinance to long-term in the near term.
Investing Activities: Net cash used for investing activities was $41 million for the first three months of 2017 compared to $0 million for the three months ended March 31, 2016. The net activity of purchases and sales or maturities of marketable securities was a cash outflow of $2 million for the three months ended March 31, 2017 as compared to a cash inflow of $5 million for the three months ended March 31, 2016.
The increase in capital expenditures to $39 million in the first three months of 2017 from $14 million in the first three months of 2016 reflected expenditures for the replacement, modernization and expansion of operations, including Advanced Manufacturing initiatives. Approved capital expenditures totaled $126 million as of March 31, 2017 compared with $121 million as of December 31, 2016.
Financing Activities: Net cash used for financing activities for the first three months of 2017 was $25 million compared to $65 million for the first three months of 2016. The cash used in 2017 reflected the repurchase of common stock under the approved stock repurchase program of $25 million. The cash used in 2016 reflected $64 million paid to repurchase $62 million of our 6.3% Notes in the open market.
Discontinued Operations: Net cash provided by discontinued operations for first three months of 2017 was $5 million compared to $15 million for the first three months of 2016. The cash inflow in 2017 reflected a working capital adjustment associated with the sale of L&W.
DEFINED BENEFIT PLANS
During the first three months of 2017, we made cash contributions of $2 million to our pension plan in Canada. We expect to make total contributions to our pension and postretirement plans in 2017 of approximately $74 million.
LIQUIDITY OUTLOOK
In the first three months of 2017, our investing cash outflows included $39 million of capital expenditures. In total for 2017, we plan to spend approximately $200 million on capital expenditures in the normal course of business, which includes up to $80 million allocated for Advanced Manufacturing projects to standardize and automate production across our Gypsum and Ceilings businesses. We expect to fund these expenditures with cash from operations or cash on hand.

Interest payments, based on our current level of outstanding debt, are expected to remain at approximately $77 million in 2017 compared with $153 million in 2016 which reflects lower debt levels due to the repayment of $1.1 billion in debt in 2016. We intend to refinance our 7.75% senior notes due 2018, as well as our credit facility, in the near term.
On January 31, 2017, our Board of Directors approved a share repurchase program in which we may repurchase up to $250 million of our common stock. As of March 31, 2017, we purchased $25 million in shares under the program, and to date we have purchased $47 million in shares under the program, with $203 million remaining. The timing and the amount of any repurchases will be determined based on market conditions and other factors. Share repurchases will be funded with available cash on hand. See Part II, Item 2 for additional information.
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
Recently Issued Accounting Pronouncements
See Part 1, Item 1, Note 1 to the condensed consolidated financial statements for information related to new accounting standards.
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
See Note 14 to the condensed consolidated financial statements for further information regarding the foregoing lawsuits and other legal matters.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the Securities and Exchange Commission on February 8, 2017, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2017.

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions. Any forward-looking statements represent our views only as of the date of this report and should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Management’s Discussion and Analysis” about (a) market conditions and outlook, including anticipated growth in new residential and nonresidential construction, repair and remodel spending, and the construction industries in Canada and Mexico, and the anticipated growth or decline in countries in the UBBP territory and its effect on the cyclicality of our North American business, industry shipments of gypsum, demand for gypsum wallboard and industry capacity utilization rate, and our selling prices and margins; (b) expected contributions to our pension and postretirement plans; (c) our liquidity outlook, including our capital expenditure plans, expected interest payments, intended debt refinancings, share repurchase program, UBBP’s dividend policy and ability to self-fund, and cash requirements and adequacy of resources to fund them; and (d) the outcome and effect of ongoing and future legal and governmental proceedings; and (2) “Legal Proceedings” about the outcome and effect of ongoing and future legal and governmental proceedings.
Some of the risk factors that affect our business and financial results are discussed under “Risk Factors” in our most recent Annual Report on Form 10-K. We wish to caution the reader that actual business, market or other conditions, including the “Risk Factors” discussed in our most recent Annual Report on Form 10-K or in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since December 31, 2016.
ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, or the Act), have concluded that, as of the end of the quarter covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 14 to the condensed consolidated financial statements and Part I, Item 2, Legal Contingencies for additional information regarding legal proceedings.
ITEM 1A. RISK FACTORS
There is no material change in the information reported under "Part I-Item 1A-Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, one of our non-employee directors deferred a portion of his quarterly retainer for service as a director that was payable on March 31, 2017 into a total of approximately 675 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
(b) Not applicable
(c) On February 1, 2017, we announced that our Board of Directors approved a $250 million share repurchase program. Under the program, we may repurchase shares from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable securities laws. We may discontinue the program at any time and the program has no set expiration date. The timing and amount of any repurchase of shares is determined by our management, based on its evaluation of market conditions, cash on hand, applicable legal requirements and other factors. Under the repurchase program, shares may be repurchased from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. The following table provides information about purchases we made during the three months ended March 31, 2017 of our common stock:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares repurchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
January 1, 2017 to January 31, 2017	—	$—	—	$250
February 1, 2017 to February 28, 2017	162,301	$32.27	162,301	$245
March 1, 2017 to March 31, 2017	601,632	$33.43	601,632	$225
Total	763,933		763,933
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.
ITEM 6. EXHIBITS

The information in the Exhibit Index of this Quarterly Report on Form 10-Q is incorporated into this Item 6 by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USG CORPORATION
	By	/s/ Jennifer F. Scanlon
Jennifer F. Scanlon,
Director, President and Chief Executive Officer

	By	/s/ Matthew F. Hilzinger
Matthew F. Hilzinger,
Executive Vice President and Chief Financial Officer

	By	/s/ Jeanette A. Press
Jeanette A. Press,
Vice President, Controller and Principal Accounting Officer

April 27, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of income for the three months ended March 31, 2017 and 2016, (2) the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2017 and 2016, (3) the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, (4) the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 and (5) notes to the condensed consolidated financial statements. *

*	Filed or furnished herewith