Form 10-Q
period 2017-06-30
USG CORP
filed 2017-07-26
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of June 30, 2017 was 143,409,835.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per-share and share data)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales	$811	$769	$1,578	$1,516
Cost of products sold	643	576	1,246	1,142
Gross profit	168	193	332	374
Selling and administrative expenses	72	71	145	139
Recovery of receivable	—	—	—	(3)
Operating profit	96	122	187	238
Income from equity method investments	14	16	27	23
Interest expense	(19)	(38)	(39)	(78)
Interest income	—	1	1	3
Loss on extinguishment of debt	(22)	(2)	(22)	(4)
Other (expense) income, net	(3)	2	(4)	5
Income from continuing operations before income taxes	66	101	150	187
Income tax expense	(20)	(34)	(49)	(60)
Income from continuing operations	46	67	101	127
(Loss) income from discontinued operations, net of tax	(10)	7	(10)	14
Net income	$36	$74	$91	$141

Earnings per average common share - basic:
Income from continuing operations	$0.32	$0.46	$0.69	$0.87
(Loss) income from discontinued operations	(0.07)	0.04	(0.07)	0.09
Net income	$0.25	$0.50	$0.62	$0.96

Earnings per average common share - diluted:
Income from continuing operations	$0.31	$0.46	$0.68	$0.86
(Loss) income from discontinued operations	(0.07)	0.04	(0.07)	0.09
Net income	$0.24	$0.50	$0.61	$0.95

Average common shares	144,526,900	145,933,165	145,753,098	145,856,220
Dilutive awards under long-term incentive plan	2,113,193	2,060,867	2,317,971	1,465,200
Deferred shares for non-employee directors	220,846	—	220,404	—
Average diluted common shares	146,860,939	147,994,032	148,291,473	147,321,420
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(millions)
	2017	2016	2017	2016
Net income	$36	$74	$91	$141

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
(Loss) gain on derivatives qualifying as cash flow hedges, net of tax (benefit) of ($2), $3, ($5) and $0, respectively	(2)	4	(8)	(4)
Less: Reclassification adjustment for loss on derivatives included in net income, net of tax (benefit) of $0, ($1), $0 and ($2), respectively	(1)	(2)	(1)	(4)
Net derivatives qualifying as cash flow hedges	(1)	6	(7)	—

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax (benefit) of $2, ($2), $2 and ($3), respectively	4	(3)	3	(6)
Less: Amortization of prior service cost included in net periodic pension cost, net of tax (benefit) of ($7), ($1), ($7) and ($1), respectively	(12)	(1)	(12)	(1)
Net pension and postretirement benefits	16	(2)	15	(5)

Foreign currency translation:
Changes in foreign currency translation, net of tax benefit of $0 in all periods	8	(36)	48	(12)

Other comprehensive income (loss), net of tax	$23	$(32)	$56	$(17)

Comprehensive income	$59	$42	$147	$124

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions, except share data)	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$371	$427
Short-term marketable securities	59	62
Receivables (net of reserves 2017 - $8 and 2016 - $8)	234	183
Inventories	249	236
Income taxes receivable	1	1
Other current assets	35	40
Total current assets	949	949
Long-term marketable securities	33	29
Property, plant and equipment (net of accumulated depreciation and depletion - 2017 - $2,026 and 2016 - $1,960)	1,718	1,707
Deferred income taxes	469	492
Equity method investments	656	628
Other assets	62	64
Total assets	$3,887	$3,869
Liabilities and Stockholders’ Equity
Accounts payable	$242	$237
Accrued expenses	133	175
Income taxes payable	4	10
Total current liabilities	379	422
Long-term debt	1,077	1,083
Deferred income taxes	4	4
Pension and other postretirement benefits	272	290
Other liabilities	187	184
Total liabilities	1,919	1,983
Preferred stock – $1 par value, authorized 36,000,000 shares; outstanding - none	—	—
Common stock – $0.10 par value; authorized 200,000,000 shares; issued: 2017 - 143,410,000 shares and 2016 - 146,167,000 shares	15	15
Treasury stock at cost; 2017 - 3,103,000 shares and 2016 - 0 shares	(95)	—
Additional paid-in capital	3,043	3,038
Accumulated other comprehensive loss	(329)	(385)
Retained earnings (accumulated deficit)	(666)	(782)
Total stockholders’ equity	1,968	1,886
Total liabilities and stockholders’ equity	$3,887	$3,869
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Six months ended June 30,
	2017	2016
Operating Activities
Net income	$91	$141
Less: (Loss) income from discontinued operations, net of tax	(10)	14
Income from continuing operations	101	127
Adjustments to reconcile net income from continuing operations to net cash:
Depreciation, depletion and amortization	65	67
Loss on extinguishment of debt	22	4
Recovery of receivable	—	(3)
Share-based compensation expense	9	9
Deferred income taxes	48	58
Gain on asset dispositions	(1)	(10)
Income from equity method investments	(27)	(23)
Dividends received from equity method investments	23	18
Pension settlement	7	2
Change in operating assets and liabilities	(117)	(86)
Other, net	(1)	(12)
Net cash provided by operating activities of continuing operations	129	151
Net cash (used for) provided by operating activities of discontinued operations	(1)	13
Net cash provided by operating activities	$128	$164
Investing Activities
Purchases of marketable securities	(54)	(167)
Sales or maturities of marketable securities	53	187
Capital expenditures	(72)	(26)
Net proceeds from asset dispositions	2	12
Return of capital	—	1
Insurance proceeds	1	—
Return of restricted cash	—	9
Net cash (used for) provided by investing activities of continuing operations	(70)	16
Net cash provided by (used for) investing activities of discontinued operations	6	(2)
Net cash (used for) provided by investing activities	$(64)	$14
Financing Activities
Issuance of debt	500	—
Repayment of debt	(520)	(141)
Payment of debt issuance fees	(8)	—
Issuance of common stock	3	2
Repurchase of common stock	(97)	—
Repurchases of common stock to satisfy employee tax withholding obligations	(4)	(2)
Net cash used for financing activities of continuing operations	$(126)	$(141)

Effect of exchange rate changes on cash from continuing operations	6	—
Net (decrease) increase in cash and cash equivalents from continuing operations	$(61)	$26
Net increase in cash and cash equivalents from discontinued operations	5	11
Net (decrease) increase in cash and cash equivalents	(56)	37
Cash and cash equivalents at beginning of period	427	442
Cash and cash equivalents at end of period	$371	$479

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$48	$76
Income taxes paid, net of refunds received	9	5
Noncash Investing and Financing Activities:
Amount in accounts payable for capital expenditures	7	4
Reversal of USG Boral Building Products earnout	—	(24)
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

1.	Organization, Consolidation and Presentation of Financial Statements

PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for the entire year.
Certain reclassifications have been made to prior year amounts in order to conform with current year presentation. On our condensed consolidated statements of cash flows, we condensed the increase/decrease in working capital, other assets, pension and postretirement benefits, and other liabilities into "Change in operating assets and liabilities".
In conjunction with the sale of L&W Supply Corporation, or L&W, which was completed on October 31, 2016 to American Builders & Contractors Supply Co., Inc., or ABC Supply, L&W is presented as discontinued operations. The results of L&W, which consisted of our Distribution segment, have been excluded from segment results. The 2016 results of our Gypsum and Ceilings segments have been revised to reflect only the sales of USG products from Gypsum and Ceilings to L&W that were sold by L&W to third party customers prior to June 30, 2016. All sales to L&W subsequent to the close of the transaction are included in net sales on our condensed consolidated statements of income. See Note 2 for further discussion.
Our segments are structured around our key products and business units: Gypsum, Ceilings and USG Boral Building Products, or UBBP.
Our Gypsum reportable segment is an aggregation of the operating segments of the gypsum businesses in the United States, Canada, Mexico, and Latin America and our mining operation in Canada, which we indefinitely idled in the third quarter of 2016. Gypsum manufactures products throughout the United States, Canada and Mexico. These products include USG Sheetrock® brand gypsum wallboard, Sheetrock® brand joint compound, Durock® brand cement board, Levelrock® brand gypsum underlayment, Fiberock® brand backerboard, Securock® brand glass mat sheathing used for building exteriors, Securock® brand gypsum fiber and glass mat panels used as roof cover board and USG Structural Panels.
Our Ceilings reportable segment is an aggregation of the operating segments of the ceilings businesses in the United States, Canada, Mexico, and Latin America. Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States and Canada.
UBBP is our 50/50 joint ventures with Boral Limited, or Boral. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2017, the Financial Accounting Standards Board, or FASB, issued ASU, 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,”

which will require us to disaggregate and present current service cost along with other current compensation costs for employees while presenting other net benefit cost components below operating profit. In addition, under the new ASU, only the service cost component of net benefit cost is eligible for capitalization in our inventory and fixed assets. We will retrospectively adopt the standard on January 1, 2018 for the presentation of service cost and prospectively adopt the capitalization of only service cost into inventory and fixed assets. Select line items from our condensed consolidated statements of income for the three and six months ended June 30, 2017 and the year ended December 31, 2016 which reflect the changes in presentation of net benefit costs are as follows.

(millions)	Three months ended June 30, 2017		Six months ended June 30, 2017		Year ended December 31, 2016
	After Adoption	As Reported	After Adoption	As Reported	After Adoption	As Reported
Gross profit	$166	$168	$324	$332	$700	$705
Operating profit	95	96	179	187	396	394
Other net periodic postretirement benefit (costs)	1	—	8	—	(2)	—
Net income	36	36	91	91	510	510
We do not expect the adoption of ASU 2017-07 to have a significant impact on our other financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. We will adopt the new standard on January 1, 2019 using the modified retrospective approach. As a result of the new standard, we will implement a new lease accounting system, new processes and accounting policies. Further, we anticipate the adoption of ASU 2016-02 will have a significant impact to our condensed consolidated balance sheets, condensed consolidated statements of income and disclosures; however, we are unable to quantify the financial statement impact at this time.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of Topic 606. We will retrospectively adopt the standard on January 1, 2018 using practical expedients. The adoption will not have a significant impact to our condensed consolidated financial statements. However, the ASU will require us to include robust and disaggregated disclosures of revenue and how we satisfy our performance obligations in our notes.
2.    Discontinued Operations
The sale of L&W was completed on October 31, 2016. The summarized financial information related to L&W that has been excluded from continuing operations and reported as a discontinued operation is as follows:

(millions)	Three months ended June 30,	Six months ended June 30,
	2016	2016
Net sales	$386	$743
Cost of products sold	367	710
Gross profit	19	33
Selling and administrative expenses	8	11
Operating profit	11	22
Income tax expense	(4)	(8)
Income from discontinued operations	$7	$14
For the three and six months ended June 30, 2017, we recorded a loss of $9 million for L&W and a loss of $1 million for our European operations which were sold in December 2012 to "Loss (income) from discontinued operations". The loss for L&W primarily reflected a pension settlement charge, net of tax, related to lump sum benefits paid to former employees of L&W.

Additionally, upon the close of the sale, we entered into a supply agreement with L&W, and for the three and six months ended June 30, 2017, we recorded sales of $134 million and $265 million, respectively, and cash inflows related to payments on trade receivables of $143 million and $252 million, respectively. For the comparable periods in 2016, the sales that were sold by L&W to third party customers through June 30, 2016 were $151 million and $296 million, respectively.
3.    Equity Method Investments
Equity method investments as of June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017		December 31, 2016
(dollars in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USG Boral Building Products	$649	50%	$621	50%
Other equity method investments	7	33% - 50%	7	33% - 50%
Total equity method investments	$656		$628

Investment in USG Boral Building Products
During the second quarter of 2017, UBBP paid cash dividends on its earnings through March 2017 of which our 50% share totaled $23 million. We recorded the cash dividend in operating activities on our statements of cash flows. As of June 30, 2017, the amount of our condensed consolidated retained earnings which represents undistributed earnings from UBBP is $47 million.
In the event certain U.S. Dollar denominated performance targets are satisfied by UBBP, we will be obligated to pay Boral an earnout payment of up to $50 million based on performance during the first five years after the closing on February 27, 2014. We have not recorded a liability for this earnout payment as we have concluded that it is currently not probable that the five-year performance target will be achieved. If our conclusion on the probability of achievement changes, we will record a liability representing the present value of the earnout payment with a corresponding increase to our investment. In the second quarter of 2016, we reversed a liability with a corresponding reduction to our investment for an earn-out payment that was based on a three-year performance target.
Our underlying net assets in our investments are denominated in a foreign currency, and translation gains or losses will impact the recorded value of our investments. Translation gains or losses recorded in other comprehensive income were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2017	2016	2017	2016
Translation (loss) gain	$(1)	$(30)	$23	$(13)
Summarized financial information is as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2017	2016	2017	2016
USG Boral Building Products
Net sales	$287	$273	$563	$502
Gross profit	91	86	177	151
Operating profit	40	41	75	64
Income from continuing operations before income taxes	44	46	82	70
Net income	28	34	54	49
Net income attributable to USG Boral Building Products	28	32	53	46
USG share of income from investment accounted for using the equity method	14	16	27	23

TRANSACTIONS WITH UBBP
Our Gypsum segment sells products to UBBP. Total sales to UBBP for the three and six months ended June 30, 2017 and 2016 were immaterial.
In 2014, in connection with the formation of UBBP, we contributed our ownership interest in a joint venture in China to UBBP, but retained our loan receivable from this joint venture. As of June 30, 2017 and December 31, 2016, the loan receivable, including interest, totaled $14 million and $15 million, respectively, and is included in "Other assets" on our accompanying condensed consolidated balance sheets.
4.     Segments
Our operations are organized into three reportable segments: Gypsum, Ceilings and UBBP. As discussed in Note 2, the results of L&W for the three and six months ended June 30, 2016 are presented as discontinued operations. Additionally, the results of our Gypsum and Ceilings segments for the three and six months ended June 30, 2016 have been revised to reflect only the sales of USG products from Gypsum and Ceilings to L&W that had been sold by L&W to third party customers prior to June 30, 2016. See Note 3 for segment results for UBBP. Segment results for our Gypsum and Ceilings segments were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2017	2016	2017	2016
Net Sales:
Gypsum	$688	$636	$1,337	$1,264
Ceilings	126	135	246	256
Eliminations	(3)	(2)	(5)	(4)
Total	$811	$769	$1,578	$1,516

Operating Profit (Loss):
Gypsum	$90	$112	$181	$221
Ceilings	23	32	46	60
Corporate	(17)	(22)	(40)	(43)
Total	$96	$122	$187	$238

5.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in "Accumulated other comprehensive loss", or AOCI, on our accompanying condensed consolidated balance sheets. Proceeds received from sales or maturities of marketable securities were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2017	2016	2017	2016
Proceeds received	$31	$103	$53	$187
Our investments in marketable securities consisted of the following:

	As of June 30, 2017		As of December 31, 2016
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$62	$62	$69	$69
U.S. government and agency debt securities	10	10	14	14
Non-U.S. government debt securities	1	1	—	—
Asset-backed debt securities	8	8	2	2
Certificates of deposit	11	11	6	6
Total marketable securities	$92	$92	$91	$91

The realized and unrealized gains and losses for the three and six months ended June 30, 2017 and 2016 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.
Contractual maturities of marketable securities as of June 30, 2017 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$59	$59
Due in 1-5 years	33	33
Total marketable securities	$92	$92
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.
6.     Debt
Total debt consisted of the following:

(millions)	June 30, 2017	December 31, 2016
4.875% senior notes due 2027	$500	$—
5.5% senior notes due 2025	350	350
7.75% senior notes due 2018	—	500
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$1,089	$1,089
Less: Unamortized debt issuance costs	12	6
Total	$1,077	$1,083
ISSUANCE AND REPURCHASE OF SENIOR NOTES
During the second quarter of 2017, we issued $500 million of 4.875% Senior Notes due 2027, referred to as our 4.875% Notes. The net proceeds from the issuance of these notes and cash on hand were used to fund the repurchase of our 7.75% Senior Notes due 2018, referred to as our 7.75% Notes, and all related costs and expenses. We deferred $7 million of debt issuance costs that are being amortized to interest expense over the term of the 4.875% Notes.
Our obligations under the 4.875% Notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries. The notes are redeemable in whole or in part at any time at our option prior to June 1, 2022 at the applicable "make-whole" redemption price or on or after June 1, 2022 at stated redemption prices beginning at 102.438% of the principal amount of the notes being redeemed plus any accrued and unpaid interest on the principal amount being redeemed through the redemption date.
The 4.875% Notes contain a provision the same as or similar to the provision in our other senior notes that requires us to offer to purchase the notes at 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control. The indenture governing the 4.875% Notes contains events of default, covenants and restrictions that are substantially the same as those governing our other senior notes, including a limitation on our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness.
We repurchased the 7.75% Notes through both a cash tender offer and a subsequent notice of redemption for aggregate consideration of $536 million, including premiums of $20 million and accrued interest of $16 million. In the three and six months ended June 30, 2017, we recorded a pre-tax loss on the early extinguishment of debt of $21 million.
In the first six months of 2016, we repurchased $137 million of our 6.3% Senior Notes due 2016, or our 6.3% Notes, for aggregate consideration of $144 million, including premiums of $4 million and accrued interest of $3 million. We recorded a pre-tax loss on early extinguishment of debt of $4 million, of which $2 million occurred in the second quarter of 2016.
CREDIT FACILITY
In the second quarter of 2017, we amended and restated our credit facility agreement to, among other things, increase the maximum borrowing limit from $180 million to $220 million. As a result, we recorded a pre-tax loss on extinguishment of debt of $1 million in both the three and six months ended June 30, 2017. Our amended and restated agreement requires us to maintain a minimum fixed charge coverage ratio in the event excess availability falls below a minimum threshold. Because our excess borrowing availability as of June 30, 2017 of $189 million exceeds this threshold, the requirement to maintain the minimum fixed charge coverage ratio is not applicable. As of June 30, 2017, we were in compliance with the covenants contained in our credit facility.
As of June 30, 2017 and during the quarter then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 2.30% for loans in the U.S. and 2.07% for loans in Canada. Outstanding letters of credit totaled $31 million as of June 30, 2017.
OTHER

(millions)	June 30, 2017	December 31, 2016
Fair value of debt	$1,125	$1,129
Accrued interest	13	31
The fair values of our debt were determined utilizing unadjusted prices from independent pricing services and are classified as Level 2. See Note 8 for further discussion on fair value measurements. The vendors’ methodologies utilize various forms of market data, including but not limited to, trade data, yield, spreads, bids and offers. We review the values provided by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source.

7.	Derivative Instruments
We use derivative instruments to manage selected commodity price and foreign currency exposures as described below. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond six years. Cash flows from derivative instruments are included in operating activities in our condensed consolidated statements of cash flows. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a quarterly basis.

Derivative Instruments	Type	Hedged Item	Aggregate Notional Amount	Contracts Maturing Through
Commodity	Natural gas swaps	Purchases of natural gas	38 million mmBTUs*	December 31, 2022
Foreign Exchange	Forward contracts	Purchases of products and services denominated in a foreign currency	$111 million	December 31, 2018
* - millions of British Thermal Units
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of June 30, 2017, our derivatives were in a $10 million net liability position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
All of our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As required by certain of our agreements, we had $7 million of collateral posted with our counterparties related to our derivatives as of June 30, 2017. Amounts paid as cash collateral are included in "Receivables" on our accompanying condensed consolidated balance sheets.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our accompanying condensed consolidated balance sheets, based on their fair value as of the balance sheet date.

FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the condensed consolidated statements of income for the three months ended June 30, 2017 and 2016.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(1)	$7	Cost of products sold	$(1)	$(5)
Foreign exchange contracts	(3)	—	Cost of products sold	—	2
Total	$(4)	$7		$(1)	$(3)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2017	2016
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$—	$1
Total		$—	$1
The following are the pretax effects of derivative instruments on the condensed consolidated statements of income for the six months ended June 30, 2017 and 2016.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(10)	$2	Cost of products sold	$(1)	$(10)
Foreign exchange contracts	(3)	(6)	Cost of products sold	—	4
Total	$(13)	$(4)		$(1)	$(6)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2017	2016
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$(1)	$—
Total		$(1)	$—
For both commodity contracts and foreign exchange contracts, no ineffectiveness was recorded in the three and six months ended June 30, 2017 and 2016.

The following are the fair values of derivative instruments and the location on our accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		6/30/17	12/31/16		6/30/17	12/31/16
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$2	$8	Accrued expenses	$4	$4
Commodity contracts	Other assets	2	3	Other liabilities	7	5
Foreign exchange contracts	Other current assets	—	1	Accrued expenses	2	1
Foreign exchange contracts	Other assets	—	—	Other liabilities	1	—
Total derivatives in cash flow hedging relationships		$4	$12		$14	$10

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$—	$1	Accrued expenses	$—	$—
Total derivatives not designated as hedging instruments		$—	$1		$—	$—
Total derivatives	Total assets	$4	$13	Total liabilities	$14	$10
As of June 30, 2017, we had no derivatives designated as fair value hedges or net investment hedges.
8.     Fair Value Measurements
Certain assets and liabilities are required to be recorded at fair value. There are three levels of inputs that may be used to measure fair value which are described below along with how USG derives fair value.

Level	Definition	USG
Level 1	Quoted prices for identical assets and liabilities in active markets	Cash equivalents and equity mutual funds consist of money market funds that are valued based on quoted prices in active markets.
Level 2
Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets
Marketable securities are valued using a "market value" approach. Values are based on quoted prices and other observable market inputs received from data providers.
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

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable	No level 3 investments.
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1		Level 2		Level 3		Total
(millions)	6/30/17	12/31/16	6/30/17	12/31/16	6/30/17	12/31/16	6/30/17	12/31/16
Cash equivalents	$36	$38	$30	$34	$—	$—	$66	$72
Equity mutual funds	5	5	—	—	—	—	5	5
Marketable securities:
Corporate debt securities	—	—	62	69	—	—	62	69
U.S. government and agency debt securities	—	—	10	14	—	—	10	14
Non-U.S. government debt securities	—	—	1	—	—	—	1	—
Asset-backed debt securities	—	—	8	2	—	—	8	2
Certificates of deposit	—	—	11	6	—	—	11	6
Derivative assets	—	—	4	13	—	—	4	13
Derivative liabilities	—	—	(14)	(10)	—	—	(14)	(10)

9.    Employee Retirement Plans
The components of net pension and postretirement benefit costs are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(millions)	2017	2016	2017	2016
Pension:
Service cost of benefits earned	$11	$12	$21	$23
Interest cost on projected benefit obligation	15	17	31	34
Expected return on plan assets	(23)	(22)	(46)	(44)
Settlement (a)	20	—	20	2
Net amortization	5	4	10	9
Net pension cost (b)	$28	$11	$36	$24
Postretirement:
Service cost of benefits earned	$1	$—	$2	$1
Interest cost on projected benefit obligation	1	2	2	3
Net amortization	(6)	(7)	(12)	(14)
Net postretirement benefit(c)	$(4)	$(5)	$(8)	$(10)

(a)	The settlement charge recorded for the three and six months ended June 30, 2017 related to lump sum benefits paid, primarily driven by the payments to former L&W employees.

(b)
Net pension cost, excluding settlement costs, includes expenses allocated to (loss) income from discontinued operations for L&W totaling $2 million and $4 million for the three and six months ended June 30, 2016, respectively.

(c)
Net postretirement benefit includes a net benefit allocated to (loss) income from discontinued operations for L&W totaling $1 million and $2 million for the three and six months ended June 30, 2016, respectively.

For the three and six months ended June 30, 2017, we recorded settlement expense of $20 million as the total lump sum distributions paid by the USG Corporation pension plan to both L&W employees and former USG employees during the first six months of 2017 exceeded the settlement threshold. Upon termination of their employment from USG, all L&W employees had the option to receive a lump sum benefit payment from the USG Corporation pension plan. For the benefits paid to terminated employees of L&W, we recorded a pre-tax loss of $13 million to "(Loss) income from discontinued operations." For the benefits paid to USG retirees, we recorded a pre-tax loss of $5 million to "Costs of products sold" and of $2 million to "Selling and administrative expenses".
During the first six months of 2017, we made cash contributions of $16 million to our domestic supplemental pension plan and $3 million to our pension plan in Canada. In July 2017, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust. We expect to make total contributions to our pension plans in 2017 of approximately $71 million.

10.    Share-Based Compensation
During the first six months of 2017, we granted share-based compensation in the form of market share units, or MSUs, performance shares, and restricted stock units, or RSUs, to eligible participants under our 2016 Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates and the service period of the award for awards expected to vest. We record forfeitures as they occur. Awards granted during the first six months of 2017, weighted average fair value, and assumptions used to determine fair value were as follows:

	MSUs	Performance Shares	RSUs
Awards granted	371,346	112,732	49,000
Weighted average fair value (a)	$35.79	$39.42	$31.36
Expected volatility (b)	32.10%	32.10%	N/A
Risk-free rate (c)	1.39%	1.39%	N/A
Expected term (in years) (d)	2.96	2.96	N/A
Expected dividends	—	—	N/A

(a)
Fair value of MSUs and Performance Shares is estimated on the date of grant using the Monte Carlo simulation using the assumptions outlined above. Fair value of RSUs is equal to the closing price of our common stock on the date of grant.

(b)	The expected volatility rate is based on stock price history immediately prior to grant for a period commensurate with the expected term.

(c)	The risk-free rate is based on zero coupon U.S. government issues at the time of grant.

(d)	The expected term represents the period from the valuation date to the end of the performance period.
Terms of the awards granted during the first six months of 2017 were as follows:

	MSUs	Performance Shares	RSUs
Maximum shares/units earned	Varies from 0% to 150% of the number of MSUs awarded depending on the actual performance of our stock price	Varies from 0% to 200% of the number of performance shares awarded depending on the performance of our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index (a)	100%
Vesting Provisions	Three-year performance period	Three-year performance period	Specified number of years from the grant date
Vesting in the case of termination of employment due to death, disability, retirement or change in control during performance period (b)	Pro-rated based on the number of full months employed in 2017 with awards issued at the end of the three-year period	Pro-rated based on the number of full months employed during the performance period with awards issued at the end of the three-year period	Varies
Settlement	Settled in common stock at the end of the performance or vesting period

(a)	Adjustments to the performance of the Dow Jones U.S. Construction and Materials Index may be made in certain circumstances.

(b)	Early vesting for MSUs, performance shares and RSUs in situations where there is a change in control also requires a related loss of employment or diminution of duties.
OTHER
MSUs, performance shares, RSUs, and stock options and deferred shares associated with our deferred compensation program for non-employee directors that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2017	2016	2017	2016
MSUs, performance shares, RSUs and stock options	0.7	1.7	0.9	1.7
Deferred shares associated with a deferred compensation program for non-employee directors	—	0.2	—	0.2

11.    Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	June 30, 2017	December 31, 2016
Finished goods	$137	$132
Work in progress	40	37
Raw materials	72	67
Total	$249	$236
ACCRUED EXPENSES
Accrued expenses consisted of the following:

(millions)	June 30, 2017	December 31, 2016
Self-insurance reserves	$12	$12
Employee compensation	12	35
Interest	13	31
Derivatives	6	5
Pension and other postretirement benefits	24	24
Environmental	17	18
Other	49	50
Total	$133	$175
ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Six months ended June 30,
(millions)	2017	2016
Balance as of January 1	$113	$119
Accretion expense	3	4
Liabilities settled	—	(2)
Foreign currency translation	1	1
Balance as of June 30	$117	$122
ASSET DISPOSITIONS
In the second quarter of 2016, we recorded a gain of $11 million, or $7 million net of tax, on the sale of a surplus property. The sale relieved the Company of an asset retirement obligation of $2 million. The pre-tax gain was recorded in cost of products sold within our Gypsum segment.

12.    Stockholders' Equity
TREASURY STOCK
Changes in treasury stock for the six months ended June 30, 2017 and 2016 were as follows:

	2017		2016
(millions, except share data)	Treasury Shares (000)	Treasury Stock	Treasury Shares (000)	Treasury Stock
Balance as of January 1	—	$—	—	$—
Stock issuances	165	5	77	1
Repurchase of common stock for tax withholdings related to stock-based compensation	(107)	(3)	(77)	(1)
Repurchase of common stock under share repurchase program	(3,161)	(97)	—	—
Balance as of June 30	(3,103)	$(95)	—	$—
ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of AOCI for the six months ended June 30, 2017 and 2016 were as follows:

	Derivatives		Defined Benefit Plans		Foreign Currency Translation		AOCI
(millions)	2017	2016	2017	2016	2017	2016	2017	2016
Balance as of January 1	$27	$20	$(246)	$(221)	$(166)	$(113)	$(385)	$(314)
Other comprehensive income (loss) before reclassifications, net of tax	(8)	(4)	3	(6)	48	(12)	43	(22)
Less: Amounts reclassified from AOCI, net of tax	(1)	(4)	(12)	(1)	—	—	(13)	(5)
Net other comprehensive income (loss)	(7)	—	15	(5)	48	(12)	56	(17)
Balance as of June 30	$20	$20	$(231)	$(226)	$(118)	$(125)	$(329)	$(331)
Amounts reclassified from AOCI, net of tax, for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2017	2016	2017	2016
Derivatives
Net reclassification from AOCI for cash flow hedges included in cost of products sold	$(1)	$(3)	$(1)	$(6)
Less: Income tax benefit on reclassification from AOCI included in income tax expense	—	(1)	—	(2)
Net amount reclassified from AOCI	$(1)	$(2)	$(1)	$(4)

Defined Benefit Plans
Net reclassification from AOCI for amortization of prior service cost included in cost of products sold	$(4)	$(2)	$(4)	$(4)
Net reclassification from AOCI for amortization of prior service cost included in selling and administrative expenses	(3)	—	(3)	2
Net reclassification from AOCI for amortization of prior service cost included in (loss) income from discontinued operations, net of tax	(8)	—	(8)	—
Less: Income tax benefit on reclassification from AOCI included in income tax expense	(3)	(1)	(3)	(1)
Net amount reclassified from AOCI	$(12)	$(1)	$(12)	$(1)

We estimate that we will reclassify a net $3 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

13. Income Taxes
Our income tax expense and effective tax rate was as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2017	2016	2017	2016
Income tax expense	$20	$34	$49	$60
Effective tax rate	30.3%	33.7%	32.7%	32.1%
The income tax expense for all periods presented reflected taxes from federal, foreign, state and local jurisdictions. Our effective tax rates were lower than the U.S. statutory rate primarily because of earnings realized in countries that had lower statutory tax rates and our equity method income. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States.
As of June 30, 2017, we had federal net operating loss, or NOL, carryforwards of approximately $791 million that are available to offset future federal taxable income and will expire in the years 2029 through 2032, none of which are currently subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal alternative minimum tax, or AMT, credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period and foreign tax credit carryforwards of $146 million that are available to offset future federal taxable income and expire in the years 2022 through 2026. As of December 31, 2016, the foreign tax credits were $143 million and are attributable to tax planning strategies to optimize foreign tax credit utilization and management’s intention to amend its tax returns for the tax years 2012 through 2014 in order to claim credits for previously deducted foreign tax. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $1.336 billion would need to be generated during the period before their expiration.
As of June 30, 2017, we had a gross deferred tax asset of $167 million related to our state NOLs and tax credit carryforwards. The NOLs will expire if unused in years 2018 through 2032. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.
During the first six months of 2017, the valuation allowance against our deferred tax assets was $51 million, which was unchanged from December 31, 2016.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change” which can result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation that may be carried over to later years within the allowed NOL carryforward period. Over the entire carryforward period, we may not be able to use all our NOLs due to the aforementioned annual limitation. If an ownership change had occurred as of June 30, 2017, our annual U.S. federal NOL utilization would have been limited to approximately $87 million per year.

14. Litigation
WALLBOARD PRICING LAWSUITS
In the first quarter of 2015, USG, United States Gypsum Company, L&W Supply Corporation, and 7 other wallboard manufacturers were named as defendants in a lawsuit filed in federal court in California by 12 homebuilders alleging that since at least September 2011, U.S. wallboard manufacturers conspired to fix and raise the price of gypsum wallboard sold in the United States and to effectuate the alleged conspiracy by ending the practice of providing job quotes on wallboard. The lawsuit was transferred to the United States District Court for the Eastern District of Pennsylvania under the title In re: Domestic Drywall Antitrust Litigation, MDL No. 2437. In the second quarter of 2016, the Court dismissed with prejudice the portions of the homebuilders’ complaint alleging a conspiracy in 2014 and 2015, ruling that there were insufficient factual allegations to allow such a claim to go forward. The homebuilders' claims alleging a conspiracy prior to 2014 have not been dismissed, and the case proceeds as to those claims. USG has agreed to defend and indemnify L&W Supply Corporation with regard to this matter.
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
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in certain Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of June 30, 2017 and December 31, 2016, we had accruals of $17 million and $18 million, respectively, for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our results of operations, financial position or cash flows.
15. Gypsum Transportation Limited
We exited our shipping operations in the second quarter of 2015. In November 2015, we entered into a release and debt settlement agreement to recover a portion of our loss incurred when our former trading partner ceased performing under the contract. We recorded a recovery of receivable of $8 million in the first quarter of 2016, which is presented as $3 million within "Recovery of receivable", $1 million within "Interest income" and $4 million within "Other (expense) income, net" on our condensed consolidated statement of income.

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
Overview
We are a leading manufacturer of building products and innovative building solutions. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. The following chart reflects our estimation of our North American net sales during the first six months of 2017.
SEGMENTS
Our operations are organized into three segments: Gypsum, Ceilings and USG Boral Building Products, or UBBP. In conjunction with the sale of L&W Supply Corporation, or L&W, which was completed on October 31, 2016 to American Builders & Contractors Supply Co., Inc., or ABC Supply, L&W is presented as discontinued operations. The results of L&W, which consisted of our Distribution segment, have been excluded from segment results and the 2016 results of our Gypsum and Ceilings segments have been revised to reflect only the sales of USG products from Gypsum and Ceilings to L&W that were sold to third party customers prior to June 30, 2016. All L&W sales subsequent to the close of the transaction, including those under a supply agreement that governs the sales of wallboard and certain other products from USG to L&W, are included in net sales on our condensed consolidated statements of income.
Gypsum: Our Gypsum segment manufactures and markets gypsum and related products in the United States, Canada, Mexico and Latin America. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, CGC Inc., or CGC, in Canada, USG Mexico, S.A. de C.V., or USG Mexico, and subsidiaries in Latin America and our mining operation in Canada, which we indefinitely idled in the third quarter of 2016. Gypsum’s products are used in a variety of building applications to construct walls, ceilings, roofs and floors of residential, commercial and institutional buildings, as well as in certain industrial applications. The major product lines within the Gypsum segment are:

Wallboard	Sheetrock® brand gypsum wallboard and Securock® brand glass mat sheathing portfolios
Surfaces	Sheetrock® brand joint compound portfolio, as well as corner bead, joint tape and plaster
Substrates
Durock® brand cement board, Fiberock® brand backerboard, Levelrock® brand systems of poured gypsum flooring, Securock® brand roof board, ExoAir® 430 brand air-water barrier system, industrial gypsum, and construction plaster products

Ceilings: Our Ceilings segment manufactures and markets interior ceilings systems products in the United States, Canada, Mexico and Latin America. Ceilings includes USG Interiors, LLC, or USG Interiors, in the United States, CGC, and USG Mexico and subsidiaries in Latin America. Ceilings is a leading supplier of interior ceilings products used primarily in commercial or nonresidential applications. Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States and Canada. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, and Latin America.
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
Geographic Information: For the first six months of 2017, we recorded $1.578 billion of net sales in our condensed consolidated statements of income, and net sales for UBBP, which are not included in our condensed consolidated statement of income, were $563 million. The following charts reflect the geographic breakdown of net sales during the first six months of 2017.
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

The following table summarizes the current market conditions and outlook for our primary end markets in North America.

End Market	Lead time	Metric	Source	Market Condition/Outlook
New Residential	Installation of gypsum products into a single family home typically follows a housing start by 90-120 days	Housing starts (seasonally adjusted)	U.S. Census Bureau	6/30/2017 - 1.215 million 12/31/2016 - 1.226 million 6/30/2016 - 1.195 million
			Industry forecast (Blue Chip Economic Indicators)	2017 - 1.19 million to 1.29 million (a)
			USG forecast	2017 estimated - 1.20 million units
New Nonresidential	Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months	Change in floor space for which contracts are signed	Dodge Data & Analytics	2016 from 2015 - No change
			Industry forecast (Dodge Data & Analytics) (b)	2017 from 2016 - 5% increase
			USG forecast	2017 estimated to increase by low to mid single digits
Repair and Remodel (c)	Remodels typically begin within two years from purchase	Sales of existing homes (seasonally adjusted)	National Association of Realtors	June 2017 - 5.52 million June 2016 - 5.48 million Actual 2016 - 5.45 million
		Overall repair and remodel spending for gypsum products	USG forecast	2017 spending estimated to increase by mid single digits

(a)	Forecast based on the average of the bottom ten and top ten forecasts included in the report, respectively.

(b)	Dodge Data & Analytics' forecast includes several building types, which do not generate significant demand for our products.

(c)	The repair and remodel market includes renovation of both residential and nonresidential buildings.
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
We expect modest improvement over the next twelve months in the construction industries of Canada and Mexico. Other international markets, including those that are within the UBBP territory, provide opportunities for our operations to serve the demand in these regions. Australia is expected to experience a decline in housing starts; however, these housing starts are expected to remain above the long-term average. South Korea has experienced recent rapid growth in its housing market; however, the overall construction industry is expected to slow over the next twelve months. Several emerging markets which are within the UBBP territory are forecast to experience steady growth. The international markets within the UBBP territory are beginning to adopt Western building practices, which provide more opportunities. We anticipate that the results from UBBP will enable us to counteract some of the potential cyclicality in our North American business.
Sales within our Gypsum segment have generally improved with the modest recovery in residential housing, although the segment continues to be adversely affected by the low level of residential and other construction activity compared to historical averages. Our Ceilings segment, which primarily serves the commercial markets, has shown some improvement. However, it continues to be adversely affected by the low levels of new commercial construction activity as compared to historical averages. Our Ceilings segment is also adversely affected by changing construction preferences such as open plenum.

The following table summarizes the industry information on wallboard shipments and capacity.

U.S. Industry Information	Metric	Source	Market Condition/Outlook
U.S. industry shipments of gypsum board (a)	Billion of square feet (bsf)	Gypsum Association	First six months 2017 - 12.4 bsf First six months 2016 - 12.2 bsf
		USG forecast	2017 expected to increase low single digits from 25 bsf in 2016
U.S. wallboard capacity	Billion of square feet (bsf)	USG estimate	1/1/2017 - 33.4 bsf
U.S. industry capacity utilization rate	Annualized shipments as a percentage of industry capacity	USG estimate	First six months 2017 - 73% First six months 2016 - 74%

(a)	Includes gypsum wallboard, other gypsum-related paneling products and imports
Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2017, but the magnitude of any increase will depend on the levels of housing starts and repair and remodel activity, among other factors. We project that the industry capacity utilization rate will experience a modest increase in 2017 compared to 2016.
We could experience pressure on gypsum wallboard selling prices and our gross margins at these levels of capacity utilization. U.S. Gypsum has informed its U.S. customers that we will be increasing prices on our wallboard products effective in August 2017. However, it is uncertain that we will be able to obtain or maintain the proposed increase. If we are unable to maintain or implement price increases, our net sales, operating results and cash flows may be materially and adversely impacted.
CURRENCY IMPACT
Currency impact on consolidated and segment results has been derived by translating current period results at the quarter-to-date and year-to-date average foreign currency rates for the quarter and six months ended June 30, 2016.

Consolidated Results of Operations

(dollars in millions, except per-share data)	2017	2016	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended June 30:
Net sales	$811	$769	$42	5%
Cost of products sold	643	576	(67)	(12)%
Gross profit	168	193	(25)	(13)%
Selling and administrative expenses	72	71	(1)	(1)%
Operating profit	96	122	(26)	(21)%
Income from equity method investments	14	16	(2)	(13)%
Interest expense	(19)	(38)	19	50%
Interest income	—	1	(1)	(100)%
Loss on extinguishment of debt	(22)	(2)	(20)	*
Other (expense) income, net	(3)	2	(5)	*
Income from continuing operations before income taxes	66	101	(35)	(35)%
Income tax expense	(20)	(34)	14	41%
Income from continuing operations	46	67	(21)	(31)%
(Loss) income from discontinued operations, net of tax	(10)	7	(17)	*
Net income	$36	$74	$(38)	(51)%
Diluted earnings per share - net income	$0.24	$0.50	$(0.26)	(52)%

Six months ended June 30:
Net sales	$1,578	$1,516	$62	4%
Cost of products sold	1,246	1,142	(104)	(9%)
Gross profit	332	374	(42)	(11)%
Selling and administrative expenses	145	139	(6)	(4)%
Recovery of receivable	—	(3)	(3)	(100)%
Operating profit	187	238	(51)	(21)%
Income from equity method investments	27	23	4	17%
Interest expense	(39)	(78)	39	50%
Interest income	1	3	(2)	(67)%
Loss on extinguishment of debt	(22)	(4)	(18)	*
Other (expense) income, net	(4)	5	(9)	*
Income before continuing operations before income taxes	150	187	(37)	(20%)
Income tax expense	(49)	(60)	11	18%
Income from continuing operations	101	127	(26)	(20%)
(Loss) income from discontinued operations, net of tax	(10)	14	(24)	*
Net income	$91	$141	$(50)	(35%)
Diluted earnings per share - net income	$0.61	$0.95	$(0.34)	(36%)

*not meaningful
NET SALES
Consolidated net sales for the second quarter of 2017 increased $42 million, or 5%, compared with the second quarter of 2016. This reflected higher net sales for our Gypsum segment offset by lower net sales for our Ceilings segment. Sales for our Gypsum segment increased 8% which reflected an increase in shipments of both gypsum wallboard and joint compound offset by lower average selling price for both products. The decrease in net sales of 7% for our Ceilings segment was driven by decreased shipments of ceiling grid and lower average selling price for ceiling tile. On a consolidated basis for the comparative periods, we estimate that our net sales were negatively impacted by foreign currency translation of $5 million.
Consolidated net sales for the first six months of 2017 increased $62 million, or 4%, compared with the first six months of 2016. The increase reflects higher sales for our Gypsum segment of 6% offset by a decrease in sales for our Ceilings segment of 4%. The higher levels of net sales for our Gypsum segment reflected higher volume and higher average selling price for gypsum wallboard. The decrease in sales for our Ceilings segment reflected lower volumes of both ceiling grid and ceiling tile and lower average selling price for ceiling tile. On a consolidated basis for the comparative periods, we estimate that our net sales were negatively impacted by foreign currency translation of $5 million.
GROSS PROFIT
Gross profit for the second quarter of 2017 decreased $25 million, or 13%, compared with the second quarter of 2016. Gross profit as a percentage of net sales was 20.7% for the second quarter of 2017, compared with 25.1% for the second quarter of 2016. The lower gross margin was driven by increased manufacturing costs in both our Gypsum and Ceilings segments and a pension settlement charge of $5 million in the second quarter of 2017. The decrease in gross margin for our Gypsum segment reflected higher average per unit cost for gypsum wallboard due to higher raw material costs, primarily waste paper partially offset by lower per unit fixed costs due to higher volumes. The decrease in gross margin for our Ceilings segment also reflected higher per unit costs for ceiling grid due to higher average per unit cost for raw materials reflective of higher steel prices. Gross profit in the second quarter of 2016 also included a gain of $11 million for the sale of surplus property.
Gross profit for the first six months of 2017 decreased $42 million, or 11%, compared with the first six months of 2016. Gross profit as a percentage of net sales was 21.0% for the first six months of 2017, compared with 24.7% for the first six months of 2016. The decrease reflected lower margins due to increased manufacturing costs in both our Gypsum and Ceilings segments and a pension settlement charge of $5 million in the second quarter of 2017. The lower gross margin for our Gypsum segment was driven primarily by increased per unit costs for gypsum products due to higher average per unit cost for raw materials, primarily waste paper and to a lesser extent synthetic gypsum. The lower gross margin for our Ceilings segment reflected higher per unit costs for ceiling grid due to higher average per unit fixed cost due to lower volumes. Gross profit for the first six months of 2016 also included a gain of $11 million for the sale of surplus property.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $72 million in the second quarter of 2017 compared to $71 million in the second quarter of 2016. As a percentage of net sales, selling and administrative expenses decreased to 8.9% for the second quarter of 2017 from 9.2% for the second quarter of 2016. The increase in selling and administrative expenses included a $2 million pension settlement charge.
Selling and administrative expenses totaled $145 million in the first six months of 2017 compared to $139 million in the first six months of 2016. As a percentage of net sales, selling and administrative expenses remained unchanged at 9.2% for each of the comparative periods. The increase in selling and administrative expenses reflected higher costs for marketing and services, including those in support of growth platforms.
RECOVERY ON RECEIVABLE
In the first quarter of 2016, we received the remaining payments under a settlement agreement with our former shipping trading partner of which $3 million represented a recovery of a previously deemed uncollectible receivable. The remaining payments received under the settlement agreement were recorded in "Interest income" and "Other (expense) income, net."
INCOME FROM EQUITY METHOD INVESTMENTS
Income from equity method investments, primarily UBBP, in the second quarter of 2017 was $14 million, a decrease of $2 million, or 13%, from the second quarter of 2016. This reflected lower income recorded by UBBP due to higher selling and administrative expenses and higher tax expense for withholding taxes partially offset by higher margins in South Korea and Vietnam.
Income from equity method investments in the first six months of 2017 was $27 million, an increase of $4 million from the first six months of 2016. The improved results for UBBP were driven by higher margins in South Korea and Australia partially offset by an increase in selling and administrative expenses and higher withholding taxes. The increase also reflected favorable currency impact of $1 million.
INTEREST EXPENSE
Interest expense was $19 million in the second quarter of 2017, down $19 million, or 50%, from the second quarter of 2016 and was $39 million in the first six months of 2017, down $39 million, or 50%, from the first six months of 2016. The decrease in interest expense in both comparative periods reflected lower debt levels and lower interest rates.
LOSS ON EXTINGUISHMENT OF DEBT
In the second quarter of 2017, we recorded a loss of $22 million on the extinguishment of debt. This included $21 million primarily for premiums paid as a result of a tender offer and repurchase of our 7.75% Notes and $1 million for deferred fees upon the amendment of our credit facility. In the second quarter and first six months of 2016, we recorded a loss of $2 million and $4 million, respectively, on the extinguishment of debt, including premiums, in connection with the open market purchases of our 6.3% Notes. See Note 6 to the condensed consolidated financial statements for additional information.
OTHER (EXPENSE) INCOME, NET
In the second quarter and the first six months of 2017, we recorded $3 million and $4 million, respectively, of net other expense, which primarily reflected net losses on foreign currency transactions. In the second quarter and the first six months of 2016, we recorded $2 million and $5 million, respectively, of net other income, which included net gains on foreign currency transactions. Also included in net other income for the first six months of 2016 was the receipt of payments in conjunction with a settlement agreement with our former shipping trading partner of which $4 million was recorded as other income. See Note 15 to the condensed consolidated financial statements for additional information.
INCOME TAX EXPENSE
We recorded income tax expense of $20 million in the second quarter of 2017 from federal, foreign, state and local jurisdictions. Our effective tax rate was 30.3% for the second quarter of 2017. In the second quarter of 2016, we recorded income tax expense of $34 million resulting in an effective tax rate of 33.7%.
We recorded income tax expense for the first six months of 2017 of $49 million from federal, foreign, state and local jurisdictions. Our effective tax rate was 32.7% for the first six months of 2017. In the first six months of 2016, we recorded income tax expense of $60 million for an effective tax rate of 32.1%.
(LOSS) INCOME FROM DISCONTINUED OPERATIONS
In the second quarter and first six months of 2017, we recorded a loss of $10 million to discontinued operations which primarily reflected a pension settlement charge related to lump sum benefits paid to former employees of L&W and also included a loss of $1 million for our European operations which were sold in December 2012. For the second quarter and first six months of 2016, income from discontinued operations was $7 million and $14 million, respectively, and reflected the results of L&W.

Segment Results of Operations
GYPSUM
Net sales and operating profit (loss) for the businesses comprising our Gypsum segment were as follows:

	Three months ended June 30:				Six months ended June 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2017	2016	$	%	2017	2016	$	%
Net sales
United States	$582	$539	$43	8%	$1,137	$1,075	$62	6%
Canada	92	86	6	7%	175	168	7	4%
Mexico / Latin America	52	49	3	6%	101	93	8	9%
Canadian Mining	—	—	—	—%	—	—	—	—%
Eliminations	(38)	(38)	—	—%	(76)	(72)	(4)	(6)%
Total	$688	$636	$52	8%	$1,337	$1,264	$73	6%

Operating profit (loss)
United States	$87	$106	$(19)	(18)%	$177	$207	$(30)	(14)%
Canada	2	5	(3)	(60)%	3	11	(8)	(73)%
Mexico / Latin America	2	4	(2)	(50)%	3	6	(3)	(50)%
Canadian Mining	(1)	(3)	2	67%	(2)	(6)	4	67%
Gypsum Transportation Limited	—	—	—	—%	—	3	(3)	(100)%
Total	$90	$112	$(22)	(20)%	$181	$221	$(40)	(18)%

United States: Net sales in the second quarter of 2017 were $582 million, up $43 million, or 8%, compared with the second quarter of 2016. The increase in net sales was due to the following:

			Volume		Price
(millions)	$	%	$	%	$	%
Change to Q2 2017 from Q2 2016
Sheetrock® brand gypsum wallboard	$22	9%	$25	10%	$(3)	(1)%
Sheetrock® brand joint compound	3	4%	5	5%	(2)	(1)%
Durock® brand cement board	1	2%	1	2%	—	—%
Other	17
Total increase in net sales	$43	8%
Sales for Sheetrock® brand gypsum wallboard increased $22 million from the second quarter of 2016 compared to the second quarter of 2017 due to increased shipments offset by lower average selling price. The increased volumes were driven by higher shipments to big box retailers, pro dealers and specialty dealers. The increased volumes were also driven by the timing of a price increase, which in 2017 occurred in late January and in 2016 occurred in March. During 2016, additional purchases by customers were made in the first quarter in anticipation of the price increase. The decrease in the average selling price reflected some competitive pricing pressures as we balance price and volume across the country with new customers and the continued transition under the L&W supply agreement.
Sales of Sheetrock® brand joint compound increased $3 million on increased volume offset by decreased average selling price. The higher volume was driven by higher shipments to big box retailers, pro dealers and specialty dealers. The lower average selling price reflected the continued transition under the supply agreement with L&W. Sales of Durock® brand cement board increased $1 million. Included in the increase in Other was higher sales of other gypsum sales of $5 million. Also included in Other was a $1 million increase in sales for inventory sold by Gypsum that was included in L&W's inventory as of June 30, 2016, a $9 million increase for freight and an adjustment in the second quarter of 2016 of $2 million to customer reserves.

Operating profit of $87 million was recorded in the second quarter of 2017 compared to $106 million recorded in the second quarter of 2016. The decrease of $19 million in operating profit reflected the following:

		Volume	Price	Cost
(millions)	$	$	$	$
Change to Q2 2017 from Q2 2016
Sheetrock® brand gypsum wallboard	$—	$11	$(3)	$(8)
Sheetrock® brand joint compound	(2)	1	(2)	(1)
Other	(17)
Total decrease in operating profit	$(19)
The decrease in operating profit reflected flat gross profit for Sheetrock® brand gypsum wallboard and lower gross profit for Sheetrock® brand joint compound. The unchanged gross profit for Sheetrock® brand gypsum wallboard reflected higher cost per unit and lower average selling price offset by higher volumes. The higher per unit cost for Sheetrock® brand gypsum wallboard reflected an increase in per unit cost of 11% for raw materials driven primarily by waste paper offset by a decrease in per unit cost of 4% for conversion costs and 9% for fixed costs due to higher volumes. The drivers of the lower average selling price and higher volumes are discussed above in our analysis over the increase in sales.
The decrease in gross profit for Sheetrock® brand joint compound reflected lower average selling price and higher per unit costs. The higher cost per unit for joint treatment reflected higher per unit costs for raw materials. Gross profit of Durock® brand cement board was primarily flat over the comparative period.
Included in Other is the following:

•	the absence of $9 million for items recorded in the second quarter of 2016 which included a gain of $11 million for the sale of surplus property offset by a $2 million adjustment to customer reserves,

•	a pension settlement charge of $5 million,

•	lower gross profit of $3 million on other surfaces and substrates products,

•	higher selling and administrative expenses of $1 million, offset by

•	the increase in gross profit of $1 million recorded on sales by Gypsum to L&W that were included in L&W's inventory at the end of the second quarter of 2016.
Canada: Net sales for our gypsum business in Canada in the second quarter of 2017 were $92 million, an increase of $6 million from $86 million in the second quarter of 2016. The change in sales reflected higher sales of gypsum wallboard of $9 million and higher freight of $1 million offset by an unfavorable impact of currency translation of $4 million. The increase in sales of gypsum wallboard was driven by an increase of 13% in average selling price and an increase of 6% in volume. The increase in average selling price reflected the final decisions of the Canadian authorities on the minimum pricing of gypsum board imported into Western Canada. The decisions were as a result of an anti-dumping proceeding initiated by a competing Canadian wallboard manufacturer.
Operating profit in the second quarter of 2017 was $2 million, a decrease of $3 million from the second quarter of 2016. The decrease reflected an increase for royalties of $2 million, the unfavorable impact due to currency fluctuations of $2 million and lower gross profit on joint compound of $1 million offset by higher gross profit of gypsum wallboard of $2 million.
Mexico / Latin America: Net sales for our gypsum businesses in Mexico and Latin America were $52 million for the second quarter of 2017, an increase of $3 million from the second quarter of 2016. The increase reflected higher sales of gypsum wallboard, joint treatment, Durock® brand cement tile backerboard and drywall steel offset by unfavorable currency translation of $1 million. Operating profit decreased to $2 million in the second quarter of 2017 from $4 million in the second quarter of 2016 due primarily to an increase in selling and administrative expenses and lower gross profit on other products offset by lower miscellaneous costs. The impact due to foreign currency translation was immaterial.
Canadian Mining: Our mining operation in Canada recorded no sales for both the second quarter of 2017 and the second quarter of 2016. Operating loss was $1 million for the second quarter of 2017 and $3 million for the second quarter of 2016. In the third quarter of 2016, we indefinitely idled our mining operations in Little Narrows, Nova Scotia, Canada which resulted in a decrease of operating costs.

Gypsum Transportation Limited: Our shipping company, Gypsum Transportation Limited, or GTL, recorded no sales or operating profit for the second quarter of 2017 or 2016 as we have exited this business.
CEILINGS
Net sales and operating profit for the businesses comprising our Ceilings segment were as follows:

	Three months ended June 30:				Six months ended June 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2017	2016	$	%	2017	2016	$	%
Net sales
United States	$118	$124	$(6)	(5)%	$230	$239	$(9)	(4)%
Canada	12	14	(2)	(14)%	25	27	(2)	(7)%
Mexico / Latin America	7	8	(1)	(13)%	14	16	(2)	(13)%
Eliminations	(11)	(11)	—	—%	(23)	(26)	3	12%
Total	$126	$135	$(9)	(7)%	$246	$256	$(10)	(4)%

Operating profit
United States	$23	$29	$(6)	(21)%	$44	$55	$(11)	(20)%
Canada	—	2	(2)	(100)%	1	3	(2)	(67)%
Mexico / Latin America	—	1	(1)	(100)%	1	2	(1)	(50)%
Total	$23	$32	$(9)	(28)%	$46	$60	$(14)	(23)%

United States: Net sales for our domestic ceilings business in the second quarter of 2017 were $118 million, a decrease of $6 million, or 5%, from the second quarter of 2016. The decrease reflected the following:

			Volume		Price
(millions)	$	%	$	%	$	%
Change to Q2 2017 from Q2 2016
Ceiling grid	$(3)	(4)%	$(3)	(4)%	$—	—%
Ceiling tile	(3)	(3)%	(1)	(1)%	(2)	(2)%
Total decrease in net sales	$(6)	(5)%
Sales of both ceiling grid and ceiling tile decreased in the second quarter of 2017 compared with the second quarter of 2016 due to changes in product mix. The decrease in ceiling grid reflected lower volumes due to the timing of shipments and projects. The decrease in ceiling tile reflected lower average selling price which reflected the competitive market and lower volumes due to timing of shipments. Net sales also included a decrease of $1 million in freight offset by a $1 million increase in sales for inventory sold by Ceilings that was included in L&W's inventory as of June 30, 2016.
Operating profit was $23 million for the second quarter of 2017, a decrease of $6 million, or 21%, from the second quarter of 2016. The decrease reflected the following:

		Volume	Price	Cost
(millions)	$	$	$	$
Change to Q2 2017 from Q2 2016
Ceiling grid	$(4)	$(1)	$—	$(3)
Ceiling tile	(2)	—	(2)	—
Total decrease in operating profit	$(6)
The decrease in operating profit reflected a decrease in gross profit for both ceiling grid and ceiling tile due to changes in product mix. The lower gross profit for ceiling grid reflected higher per unit cost and lower volumes. The higher per unit cost w as driven primarily by higher raw material cost led by higher steel prices. The decrease in gross profit for ceiling tile reflected lower average selling price due to the competitive market.
Operating profit included a $1 million pension settlement charge offset by $1 million in gross profit recorded on sales by Ceilings to L&W that were included in L&W's inventory as of June 30, 2016.
Canada:  Net sales for the second quarter of 2017 were $12 million, a decrease of $2 million from the second quarter of 2016. The decrease in sales reflected lower sales of $1 million for both ceiling tile and ceiling grid due to lower volumes and lower freight of $1 million. Operating profit decreased $2 million for the second quarter of 2017 to $0 million from the second quarter of 2016 and reflected lower gross profit of both ceiling tile and ceiling grid due to lower volumes and higher input costs.
Mexico / Latin America: Net sales of $7 million for the second quarter of 2017 decreased $1 million from the second quarter of 2016. Operating profit decreased $1 million to $0 million for the second quarter of 2017 from the second quarter of 2016. The decrease in sales and operating profit primarily reflected lower sales and operating profit in our Latin America region.
USG BORAL BUILDING PRODUCTS
The following reflects the net sales and operating profit as recorded by UBBP and the equity income recorded by USG.

	Three months ended June 30:				Six months ended June 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2017	2016	$	%	2017	2016	$	%
Net sales	$287	$273	$14	5%	$563	$502	$61	12%
Operating profit	40	41	(1)	(2)%	75	64	11	17%
Income from equity method investments - UBBP	14	16	(2)	(13)%	27	23	4	17%
Net sales for UBBP were $287 million in the second quarter of 2017 compared to $273 million for the second quarter of 2016. The increase of $14 million reflected increased plasterboard shipments in South Korea, Vietnam, India and Oman and favorable impact of currency translation of $2 million. The increase is offset by decreased sales in Indonesia. Plasterboard shipments increased to 1.20 billion square feet for the second quarter of 2017 from 1.19 billion square feet for the second quarter of 2016. Shipments of certain adjacent products, including mineral fiber ceiling tiles, also increased in the second quarter of 2017 from the second quarter of 2016.
Operating profit decreased to $40 million in the second quarter of 2017 compared to $41 million in the second quarter of 2016. Operating profit in 2017 reflected lower margins in Indonesia and China and higher selling and administrative expenses offset by higher margins in South Korea and Vietnam, continued improved market acceptance of lightweight products and a favorable currency impact of $1 million.
Our share of net income of UBBP decreased $2 million in the second quarter of 2017 as compared to the second quarter of 2016. This decrease reflected lower income recorded by UBBP due to lower operating profit and higher tax expense due to $2 million recorded for withholding taxes on intercompany dividends.
CORPORATE
The operating loss for Corporate decreased to $17 million in the second quarter of 2017 compared with $22 million in the second quarter of 2016 primarily due to lower expense for incentive compensation.
Liquidity and Capital Resources
As of June 30, 2017, we had $463 million of cash and cash equivalents and marketable securities compared with $518 million as of December 31, 2016. See discussion below under Cash Flows for explanation of the change in cash and cash equivalents. Our total liquidity as of June 30, 2017 was $652 million compared to $603 million as of December 31, 2016 (including $189 million and $85 million, respectively, of borrowing availability under our credit facility). The increase in liquidity reflected higher borrowing availability offset by payments for our share repurchase program, premiums paid for the refinancing of our 7.75% Notes and for incentives.
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
Total debt, consisting of senior notes and industrial revenue bonds, amounted to $1.077 billion ($1.089 billion in aggregate principal amount less $12 million of debt issuance costs) as of June 30, 2017 and $1.083 billion ($1.089 billion in aggregate principal amount less $6 million of debt issuance costs) as of December 31, 2016. During the six months ended June 30, 2017, there were no borrowings under our revolving credit facility and no borrowings outstanding at period-end.
During the second quarter of 2017, we amended and restated our credit facility agreement. Our amended and restated agreement increased the maximum borrowing limit from $180 million to $220 million (including a $50 million borrowing sublimit for CGC) that is available to fund working capital needs and other general corporate purposes and matures on May 1, 2022. The facility is guaranteed by certain of our significant subsidiaries and secured by such parties’ eligible trade receivables and inventory. The maximum borrowing limit under the credit agreement may be increased up to $450 million at our request and with our lenders’ approval. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock.
The maximum borrowing limit under the credit agreement is $220 million. The credit agreement also specifies that the maximum principal that may be borrowed is impacted by any outstanding borrowings and letters of credit under the credit agreement, by a borrowing base (comprised of eligible trade receivables and inventory), and the minimum excess availability that may be required due to the Covenant Trigger Threshold, described below, being applicable. As of June 30, 2017, the maximum principal we could borrow after taking into account the foregoing factors was approximately $189 million.
The credit agreement contains a covenant that would require us to maintain a minimum fixed charge coverage ratio of not less than 1.0-to-1.0 in the event that excess availability falls below the Covenant Trigger Threshold equal to 10% of the lesser of (a) the aggregate revolving commitment and (b) the aggregate of the USG and CGC borrowing base. As of June 30, 2017, our fixed charge coverage ratio was 1.46-to-1.0; and therefore, we are not required to maintain minimum excess availability of no less than the Covenant Trigger Threshold so that the financial covenant will remain inapplicable.
Our undistributed foreign earnings as of June 30, 2017 are considered permanently reinvested with the exception of earnings associated with the former holding company of the Knauf-USG joint venture that was sold in December 2015. The amount of cash and cash equivalents held by our foreign subsidiaries was $166 million as of June 30, 2017 and would be subject to material repatriation tax effects.
CASH FLOWS
The following table presents a summary of our cash flows:

	Six months ended June 30,
(millions)	2017	2016
Net cash provided by (used for):
Operating activities from continuing operations	$129	$151
Investing activities from continuing operations	(70)	16
Financing activities from continuing operations	(126)	(141)
Discontinued operations	5	11
Effect of exchange rate changes on cash	6	—
Net (decrease) increase in cash and cash equivalents	$(56)	$37
Operating Activities: Net cash provided by operating activities was lower for the first six months of 2017 compared to the first six months of 2016 due to lower operating profit. Also driving the decrease was a higher net cash outflow in the first six months of 2017 for working capital of $102 million as compared to the cash outflow of $35 million for the first six months of 2016. The increase in cash outflows reflected an increase in accounts receivable of $37 million due to higher sales in the current quarter, an increase in inventories of $5 million due to increased costs for raw materials and a decrease in accrued expenses of $23 million due to higher payments on incentive accruals and timing of interest payments. These were offset by lower cash outflows for accounts payable of $5 million in the first six months of 2017 as compared to 2016, which included an increase in capital expenditures which remained in accounts payable at June 30, 2017.

As of June 30, 2017, working capital (current assets less current liabilities) amounted to $570 million, and the ratio of current assets to current liabilities was 2.50-to-1. As of December 31, 2016, working capital amounted to $527 million, and the ratio of current assets to current liabilities was 2.25-to-1.
Investing Activities: Net cash used for investing activities was $70 million for the first six months of 2017 compared to $16 million of net cash provided by investing activities for the six months ended June 30, 2016. The increase in the use of cash reflected lower cash inflows for marketable securities and higher cash outflows for capital expenditures. The net activity of purchases and sales or maturities of marketable securities was a cash outflow of $1 million for the six months ended June 30, 2017 as compared to a cash inflow of $20 million for the six months ended June 30, 2016.
The increase in capital expenditures to $72 million in the first six months of 2017 from $26 million in the first six months of 2016 reflected expenditures for the replacement, modernization and expansion of operations, including Advanced Manufacturing initiatives. Approved capital expenditures totaled $148 million as of June 30, 2017 compared with $121 million as of December 31, 2016.
Financing Activities: Net cash used for financing activities for the first six months of 2017 was $126 million compared to $141 million for the first six months of 2016. The cash used in 2017 reflected the $520 million paid to redeem $500 million of our 7.75% Notes including tender premiums and the repurchase of common stock under the approved share repurchase program of $97 million. This was offset by the issuance of $500 million of our 4.875% Notes, net of debt issuance fees. The cash used in 2016 reflected $141 million paid to repurchase $137 million of our 6.3% Notes.
Discontinued Operations: Net cash provided by discontinued operations for first six months of 2017 was $5 million compared to $11 million for the first six months of 2016. The net cash inflow in 2017 primarily reflected a working capital adjustment associated with the sale of L&W.
DEFINED BENEFIT PLANS
During the first six months of 2017, we made cash contributions of $16 million to our domestic supplemental pension plan and $3 million to our pension plan in Canada. In July 2017, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust. We expect to make total contributions to our pension and postretirement plans in 2017 of approximately $71 million.
LIQUIDITY OUTLOOK
In the first six months of 2017, our investing cash outflows included $72 million of capital expenditures. In total for 2017, we plan to spend approximately $200 million on capital expenditures, which includes up to $80 million allocated for Advanced Manufacturing projects to standardize and automate production across our Gypsum and Ceilings businesses. We expect to fund these expenditures with cash from operations or cash on hand.
Interest payments, based on our current level of outstanding debt, are expected to decrease to $87 million in 2017 compared with $153 million in 2016 which reflects lower debt levels due to the repayment of $1.1 billion in debt in 2016 and the refinancing of our 7.75% Notes to our 4.875% Notes.
On January 31, 2017, our Board of Directors approved a share repurchase program in which we may repurchase up to $250 million of our common stock. As of June 30, 2017, we have purchased $97 million in shares of common stock under the program. The timing and the amount of any repurchases will be determined based on market conditions and other factors. Share repurchases will be funded with available cash on hand. See Part II, Item 2 for additional information.
Since formation, UBBP was funded from its net cash flow from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund. UBBP targets the distribution of 50% of combined after tax profits to USG and Boral; however, this dividend may be adjusted by the UBBP Board with unanimous resolution. During the second quarter of 2017, UBBP paid cash dividends on earnings through March 2017, of which our 50% share totaled $23 million.
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
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the Securities and Exchange Commission on February 8, 2017, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2017.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions. Any forward-looking statements represent our views only as of the date of this report and should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Management’s Discussion and Analysis” about (a) market conditions and outlook, including anticipated growth in new residential and nonresidential construction, repair and remodel spending, and the construction industries in Canada and Mexico, and the anticipated growth or decline in countries in the UBBP territory and its effect on the cyclicality of our North American business, industry shipments of gypsum, demand for gypsum wallboard and industry capacity utilization rate, and our selling prices and margins; (b) expected contributions to our pension and postretirement plans; (c) our liquidity outlook, including our capital expenditure plans, expected interest payments, share repurchase program, UBBP’s dividend policy and ability to self-fund, and cash requirements and adequacy of resources to fund them; and (d) the outcome and effect of ongoing and future legal and governmental proceedings; and (2) “Legal Proceedings” about the outcome and effect of ongoing and future legal and governmental proceedings.
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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, one of our non-employee directors deferred a portion of his quarterly retainer for service as a director that was payable on June 30, 2017 into a total of approximately 745 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
(b) Not applicable
(c) On February 1, 2017, we announced that our Board of Directors approved a $250 million share repurchase program. Under the program, we may repurchase shares from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable securities laws, including under plans complying with Rule 10b5-1 of the Exchange Act. We may discontinue the program at any time and the program has no set expiration date. The timing and amount of any repurchase of shares is determined by our management, based on its evaluation of market conditions, cash on hand, applicable legal requirements and other factors. The following table provides information about purchases of our common stock we made during the three months ended June 30, 2017:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares repurchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
April 1, 2017 to April 30, 2017	718,191	$31.48	718,191	$202
May 1, 2017 to May 31, 2017	823,863	$29.47	823,863	$178
June 1, 2017 to June 30, 2017	855,218	$28.87	855,218	$153
Total	2,397,272		2,397,272
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
Jeanette A. Press,
Vice President, Controller and Principal Accounting Officer

July 26, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amendment to Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.1 to USG Corporation's Current Report on Form 8-K (File No. 001-08864) dated May 11, 2017)

4.1
Supplemental Indenture No. 7, dated as of May 15, 2017, by and among USG Corporation, each of United States Gypsum Company, USG Foreign Investments, Ltd. and USG Interiors, LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation's Current Report on Form 8-K (File No. 001-08864) dated May 15, 2017)

10.1
Fifth Amendment and Restatement Agreement, dated as of May 1, 2017, among USG Corporation, certain of its wholly-owned domestic and Canadian subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent and as an issuing bank, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, and the lenders and issuing banks party thereto (incorporated by reference to Exhibit 10.1 to USG Corporation's Current Report on Form 8-K (File No. 001-08864) dated May 1, 2017)

10.2
Fifth Amended and Restated Credit Agreement, dated as of May 1, 2017, among USG Corporation, as the “U.S. Borrower,” CGC Inc., a New Brunswick corporation and wholly-owned indirect subsidiary of USG Corporation, as the “Canadian Borrower,” JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, the lenders and issuing banks party thereto and Bank of America, N.A. and Wells Fargo Bank, National Association, as co-syndication agents (incorporated by reference to Exhibit 10.2 to USG Corporation's Current Report on Form 8-K (File No. 001-08864) dated May 1, 2017)

10.3
Canadian Amendment and Reaffirmation Agreement, dated as of May 1, 2017, by and between CGC Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to USG Corporation's Current Report on Form 8-K (File No. 001-08864) dated May 1, 2017)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016, (2) the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, (3) the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, (4) the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 and (5) notes to the condensed consolidated financial statements. *

*	Filed or furnished herewith