Form 10-Q
period 2017-09-30
USG CORP
filed 2017-10-26
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of September 30, 2017 was 141,474,530.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per-share and share data)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales	$795	$767	$2,373	$2,283
Cost of products sold	632	586	1,878	1,728
Gross profit	163	181	495	555
Selling and administrative expenses	70	74	215	213
Long-lived asset impairment charges	—	10	—	10
Recovery of receivable	—	—	—	(3)
Operating profit	93	97	280	335
Income from equity method investments	15	14	42	37
Interest expense	(15)	(37)	(54)	(115)
Interest income	1	—	2	3
Loss on extinguishment of debt	—	(1)	(22)	(5)
Other (expense) income, net	(1)	1	(5)	6
Income from continuing operations before income taxes	93	74	243	261
Income tax expense	(27)	(18)	(76)	(78)
Income from continuing operations	66	56	167	183
(Loss) income from discontinued operations, net of tax	—	6	(10)	20
Net income	$66	$62	$157	$203

Earnings per average common share - basic:
Income from continuing operations	$0.47	$0.39	$1.16	$1.26
(Loss) income from discontinued operations	—	0.04	(0.07)	0.13
Net income	$0.47	$0.43	$1.09	$1.39

Earnings per average common share - diluted:
Income from continuing operations	$0.46	$0.38	$1.14	$1.25
(Loss) income from discontinued operations	—	0.04	(0.07)	0.13
Net income	$0.46	$0.42	$1.07	$1.38

Average common shares	142,103,717	146,043,791	145,054,965	145,892,390
Dilutive awards under long-term incentive plan	2,389,428	2,147,176	2,312,816	1,628,501
Deferred shares for non-employee directors	188,546	196,670	216,242	—
Average diluted common shares	144,681,691	148,387,637	147,584,023	147,520,891
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(millions)
	2017	2016	2017	2016
Net income	$66	$62	$157	$203

Other comprehensive (loss) income, net of tax:
Derivatives qualifying as cash flow hedges:
Loss on derivatives qualifying as cash flow hedges, net of tax (benefit) of ($2), ($1), ($7) and ($1), respectively	(3)	(2)	(11)	(6)
Less: Reclassification adjustment for loss on derivatives included in net income, net of tax (benefit) of ($1), ($1), ($1) and ($3), respectively	—	(2)	(1)	(6)
Net derivatives qualifying as cash flow hedges	(3)	—	(10)	—

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax (benefit) of ($10), ($4), ($8) and ($7), respectively	(15)	(3)	(12)	(9)
Less: Amortization of prior service cost included in net periodic pension cost, net of tax (benefit) of ($2), ($1), ($9) and ($2), respectively	(1)	—	(13)	(1)
Net pension and postretirement benefits	(14)	(3)	1	(8)

Foreign currency translation:
Changes in foreign currency translation, net of tax benefit of $0 in all periods	10	3	58	(9)

Other comprehensive (loss) income, net of tax	$(7)	$—	$49	$(17)

Comprehensive income	$59	$62	$206	$186

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions, except share data)	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$347	$427
Short-term marketable securities	61	62
Receivables (net of reserves 2017 - $9 and 2016 - $8)	237	183
Inventories	252	236
Other current assets	38	41
Total current assets	935	949
Long-term marketable securities	37	29
Property, plant and equipment (net of accumulated depreciation and depletion - 2017 - $2,046 and 2016 - $1,960)	1,733	1,707
Deferred income taxes	450	492
Equity method investments	676	628
Other assets	61	64
Total assets	$3,892	$3,869
Liabilities and Stockholders’ Equity
Accounts payable	$253	$237
Accrued expenses	140	175
Income taxes payable	1	10
Total current liabilities	394	422
Long-term debt	1,077	1,083
Deferred income taxes	4	4
Pension and other postretirement benefits	250	290
Other liabilities	185	184
Total liabilities	1,910	1,983
Preferred stock – $1 par value, authorized 36,000,000 shares; outstanding - none	—	—
Common stock – $0.10 par value; authorized 200,000,000 shares; issued: 2017 - 141,475,000 shares and 2016 - 146,167,000 shares	15	15
Treasury stock at cost; 2017 - 5,038,000 shares and 2016 - 0 shares	(150)	—
Additional paid-in capital	3,053	3,038
Accumulated other comprehensive loss	(336)	(385)
Retained earnings (accumulated deficit)	(600)	(782)
Total stockholders’ equity	1,982	1,886
Total liabilities and stockholders’ equity	$3,892	$3,869
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Nine months ended September 30,
	2017	2016
Operating Activities
Net income	$157	$203
Less: (Loss) income from discontinued operations, net of tax	(10)	20
Income from continuing operations	167	183
Adjustments to reconcile net income from continuing operations to net cash:
Depreciation, depletion and amortization	98	100
Loss on extinguishment of debt	22	5
Long-lived asset impairment charges	—	10
Recovery of receivable	—	(3)
Share-based compensation expense	13	14
Deferred income taxes	75	85
Gain on asset dispositions	—	(10)
Income from equity method investments	(42)	(37)
Dividends received from equity method investments	23	18
Pension settlement	10	3
Change in operating assets and liabilities	(164)	(95)
Other, net	1	12
Net cash provided by operating activities of continuing operations	203	285
Net cash (used for) provided by operating activities of discontinued operations	(1)	12
Net cash provided by operating activities	$202	$297
Investing Activities
Purchases of marketable securities	(75)	(183)
Sales or maturities of marketable securities	69	310
Capital expenditures	(109)	(44)
Net proceeds from asset dispositions	2	12
Return of capital	—	1
Insurance proceeds	1	—
Return of restricted cash	—	9
Net cash (used for) provided by investing activities of continuing operations	(112)	105
Net cash provided by (used for) investing activities of discontinued operations	6	(1)
Net cash (used for) provided by investing activities	$(106)	$104
Financing Activities
Issuance of debt	500	—
Repayment of debt	(520)	(205)
Payment of debt issuance fees	(8)	—
Issuance of common stock	3	3
Repurchase of common stock	(153)	—
Repurchases of common stock to satisfy employee tax withholding obligations	(4)	(2)
Net cash used for financing activities of continuing operations	$(182)	$(204)

Effect of exchange rate changes on cash from continuing operations	6	(3)

Net (decrease) increase in cash and cash equivalents from continuing operations	$(85)	$183
Net increase in cash and cash equivalents from discontinued operations	5	11
Change in cash balance included in discontinued operations	—	(2)
Net (decrease) increase in cash and cash equivalents	(80)	192
Cash and cash equivalents at beginning of period	427	442
Cash and cash equivalents at end of period	$347	$634

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$66	$124
Income taxes paid, net of refunds received	13	6
Noncash Investing and Financing Activities:
Amount in accounts payable for capital expenditures	12	8
Reversal of USG Boral Building Products earnout	—	(24)
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

1.	Organization, Consolidation and Presentation of Financial Statements

PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for the entire year.
Certain reclassifications have been made to prior year amounts in order to conform with current year presentation. On our condensed consolidated balance sheets, we condensed "Income tax receivable" into "Other current assets." On our condensed consolidated statements of cash flows, we condensed the increase/decrease in working capital, other assets, pension and postretirement benefits, and other liabilities into "Change in operating assets and liabilities".
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2017, the Financial Accounting Standards Board, or FASB, issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard will be effective for us on January 1, 2019. We do not expect the adoption of ASU 2017-12 to have significant impact to our consolidated financial statements or disclosures.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which will require us to disaggregate and present current service cost along with other current compensation costs for employees while presenting other net benefit cost components below operating profit. In addition, only the service cost component of net benefit cost is eligible for capitalization in our inventory and fixed assets. We will retrospectively adopt the standard on January 1, 2018 for the presentation of service cost and prospectively adopt the capitalization of only service cost into inventory and fixed assets. Select line items from our condensed consolidated statements of income for the three and nine months ended September 30, 2017 and the year ended December 31, 2016 which reflect the changes in presentation of net benefit costs are as follows.

(millions)	Three months ended September 30, 2017		Nine months ended September 30, 2017		Year ended December 31, 2016
	After Adoption	As Reported	After Adoption	As Reported	After Adoption	As Reported
Gross profit	$161	$163	$485	$495	$700	$705
Operating profit	90	93	269	280	396	394
Other net periodic postretirement benefit (costs)	3	—	11	—	(2)	—
Net income	66	66	157	157	510	510
We do not expect the adoption of ASU 2017-07 to have a significant impact on our other financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. We will adopt the new standard on January 1, 2019 using the modified retrospective approach. As a result of the new standard, we will implement a new lease accounting system, new processes and accounting policies. Further, we anticipate the adoption of ASU 2016-02 will have a significant impact to our consolidated balance sheets and disclosures. We are currently finalizing our accounting policies and analyzing our lease population and, thus, we are unable to quantify the financial statement impact at this time.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of Topic 606. We will adopt, via the modified retrospective approach, the standard on January 1, 2018 using practical expedients. The adoption will not have a significant impact to our consolidated financial statements. However, we will expand our disclosure in our notes to include disaggregation of revenue and discussion on the satisfaction of our performance obligations.

2.    Discontinued Operations
The sale of L&W was completed on October 31, 2016. The summarized financial information related to L&W that has been excluded from continuing operations and reported as a discontinued operation is as follows:

(millions)	Three months ended September 30,	Nine months ended September 30,
	2016	2016
Net sales	$388	$1,131
Cost of products sold	370	1,080
Gross profit	18	51
Selling and administrative expenses	7	18
Operating profit	11	33
Income tax expense	(5)	(13)
Income from discontinued operations	$6	$20
For the nine months ended September 30, 2017, we recorded a net loss of $10 million to "(Loss) income from discontinued operations," which reflected a $9 million loss for L&W primarily due to a pension settlement and a loss of $1 million for our European operations which were sold in December 2012.
Additionally, upon the close of the sale, we entered into a supply agreement with L&W, and for the three and nine months ended September 30, 2017, we recorded sales of $122 million and $387 million, respectively, and cash inflows related to payments on trade receivables during those same periods of $112 million and $364 million, respectively. For the comparable periods in 2016, the sales that were sold by L&W to third party customers were $143 million and $439 million, respectively.
3.    Equity Method Investments
Equity method investments as of September 30, 2017 and December 31, 2016, were as follows:

	September 30, 2017		December 31, 2016
(dollars in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USG Boral Building Products	$669	50%	$621	50%
Other equity method investments	7	33% - 50%	7	33% - 50%
Total equity method investments	$676		$628

Investment in USG Boral Building Products
Through the first nine months of 2017, UBBP paid cash dividends on its earnings through March 2017 of which our 50% share totaled $23 million. We recorded the cash dividend in operating activities on our statements of cash flows. As of September 30, 2017, the amount of our condensed consolidated retained earnings which represents undistributed earnings from UBBP is $62 million. In October, the UBBP Board approved a cash dividend on earnings through September 2017, of which our 50% share is $19 million, to be paid in the fourth quarter of 2017.
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

Our underlying net assets in our investments are denominated in a foreign currency, and translation gains or losses will impact the recorded value of our investments. Translation gains or losses recorded in other comprehensive income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2017	2016	2017	2016
Translation gain	$5	$13	$28	$—
Summarized financial information is as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2017	2016(a)	2017	2016(a)
USG Boral Building Products
Net sales	$324	$276	$887	$778
Gross profit	98	90	275	241
Operating profit	43	41	118	105
Income from continuing operations before income taxes	47	42	129	112
Net income	32	29	86	78
Net income attributable to USG Boral Building Products	30	28	83	74
USG share of income from investment accounted for using the equity method	15	14	42	37

(a)	The results for the three and nine months ended September 30, 2016 include impairment charges of $8 million, net of tax of $0, for certain assets in China.
TRANSACTIONS WITH UBBP
Our Gypsum segment sells products to UBBP. Total sales to UBBP for the three and nine months ended September 30, 2017 and 2016 were immaterial.
In 2014, in connection with the formation of UBBP, we contributed our ownership interest in a joint venture in China to UBBP, but retained our loan receivable from this joint venture. As of September 30, 2017 and December 31, 2016, the loan receivable, including interest, totaled $14 million and $15 million, respectively, and is included in "Other assets" on our accompanying condensed consolidated balance sheets.
4.     Segments
Our operations are organized into three reportable segments: Gypsum, Ceilings and UBBP. Results for our Gypsum and Ceilings segments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2017	2016	2017	2016
Net Sales:
Gypsum	$665	$635	$2,002	$1,899
Ceilings	133	135	379	391
Eliminations	(3)	(3)	(8)	(7)
Total	$795	$767	$2,373	$2,283

Operating Profit (Loss):
Gypsum	$85	$89	$266	$310
Ceilings	28	33	74	93
Corporate	(20)	(25)	(60)	(68)
Total	$93	$97	$280	$335

5.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in "Accumulated other comprehensive loss", or AOCI, on our accompanying condensed consolidated balance sheets. Proceeds received from sales or maturities of marketable securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2017	2016	2017	2016
Proceeds received	$16	$123	$69	$310
Our investments in marketable securities consisted of the following:

	As of September 30, 2017		As of December 31, 2016
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$65	$65	$69	$69
U.S. government and agency debt securities	10	10	14	14
Non-U.S. government debt securities	1	1	—	—
Asset-backed debt securities	12	12	2	2
Certificates of deposit	10	10	6	6
Total marketable securities	$98	$98	$91	$91
The realized and unrealized gains and losses for the three and nine months ended September 30, 2017 and 2016 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.
Contractual maturities of marketable securities as of September 30, 2017 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$61	$61
Due in 1-5 years	37	37
Total marketable securities	$98	$98
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.
6.     Debt
Total debt consisted of the following:

(millions)	September 30, 2017	December 31, 2016
4.875% senior notes due 2027	$500	$—
5.5% senior notes due 2025	350	350
7.75% senior notes due 2018	—	500
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$1,089	$1,089
Less: Unamortized debt issuance costs	12	6
Total	$1,077	$1,083
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
We repurchased the 7.75% Notes through both a cash tender offer and a subsequent notice of redemption for aggregate consideration of $536 million, including premiums of $20 million and accrued interest of $16 million. In the nine months ended September 30, 2017, we recorded a pre-tax loss on the early extinguishment of debt of $21 million.
In the first nine months of 2016, we repurchased $200 million of our 6.3% Senior Notes due 2016, or our 6.3% Notes, for aggregate consideration of $209 million, including premiums of $5 million and accrued interest of $4 million. We recorded a pre-tax loss on early extinguishment of debt of $5 million, of which $1 million occurred in the third quarter of 2016.
CREDIT FACILITY
In the second quarter of 2017, we amended and restated our credit facility agreement to, among other things, increase the maximum borrowing limit from $180 million to $220 million. As a result, we recorded a pre-tax loss on extinguishment of debt of $1 million in the nine months ended September 30, 2017 and incurred $1 million of debt issuance costs. Our amended and restated agreement requires us to maintain a minimum fixed charge coverage ratio in the event excess availability falls below a minimum threshold. Because our excess borrowing availability as of September 30, 2017 of $189 million exceeds this threshold, the requirement to maintain the minimum fixed charge coverage ratio is not applicable. As of September 30, 2017, we were in compliance with the covenants contained in our credit facility.
As of September 30, 2017 and during the quarter then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 2.23% for loans in the U.S. and 2.31% for loans in Canada. Outstanding letters of credit totaled $31 million as of September 30, 2017.
OTHER

(millions)	September 30, 2017	December 31, 2016
Fair value of debt	$1,133	$1,129
Accrued interest	14	31
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

Derivative Instruments	Type	Hedged Item	Aggregate Notional Amount	Contracts Maturing Through
Commodity	Natural gas swaps	Purchases of natural gas	36 million mmBTUs*	December 31, 2022
Foreign Exchange	Forward contracts	Purchases of products and services denominated in a foreign currency	$115 million	December 31, 2018
* - millions of British Thermal Units
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of September 30, 2017, our derivatives were in a $13 million net liability position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
All of our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As required by certain of our agreements, we had $6 million of collateral posted with our counterparties related to our derivatives as of September 30, 2017. Amounts paid as cash collateral are included in "Receivables" on our accompanying condensed consolidated balance sheets.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our accompanying condensed consolidated balance sheets, based on their fair value as of the balance sheet date.
FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the condensed consolidated statements of income for the three months ended September 30, 2017 and 2016.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(2)	$(4)	Cost of products sold	$(1)	$(3)
Foreign exchange contracts	(3)	1	Cost of products sold	—	—
Total	$(5)	$(3)		$(1)	$(3)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2017	2016
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$—	$—
Total		$—	$—

The following are the pretax effects of derivative instruments on the condensed consolidated statements of income for the nine months ended September 30, 2017 and 2016.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(12)	$(2)	Cost of products sold	$(2)	$(13)
Foreign exchange contracts	(6)	(5)	Cost of products sold	—	4
Total	$(18)	$(7)		$(2)	$(9)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2017	2016
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$(1)	$—
Total		$(1)	$—
For both commodity contracts and foreign exchange contracts, no ineffectiveness was recorded in the three and nine months ended September 30, 2017 and 2016.
The following are the fair values of derivative instruments and the location on our accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		9/30/17	12/31/16		9/30/17	12/31/16
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$2	$8	Accrued expenses	$4	$4
Commodity contracts	Other assets	1	3	Other liabilities	7	5
Foreign exchange contracts	Other current assets	—	1	Accrued expenses	4	1
Foreign exchange contracts	Other assets	—	—	Other liabilities	1	—
Total derivatives in cash flow hedging relationships		$3	$12		$16	$10

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$—	$1	Accrued expenses	$—	$—
Total derivatives not designated as hedging instruments		$—	$1		$—	$—
Total derivatives	Total assets	$3	$13	Total liabilities	$16	$10
As of September 30, 2017, we had no derivatives designated as fair value hedges or net investment hedges.

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
Level 2
Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable

Marketable securities, including certain cash equivalents, are valued using a "market value" approach. Values are based on quoted prices and other observable market inputs received from data providers.

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

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable	No level 3 investments.
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1		Level 2		Level 3		Total
(millions)	9/30/17	12/31/16	9/30/17	12/31/16	9/30/17	12/31/16	9/30/17	12/31/16
Cash equivalents	$116	$38	$27	$34	$—	$—	$143	$72
Equity mutual funds	6	5	—	—	—	—	6	5
Marketable securities:
Corporate debt securities	—	—	65	69	—	—	65	69
U.S. government and agency debt securities	—	—	10	14	—	—	10	14
Non-U.S. government debt securities	—	—	1	—	—	—	1	—
Asset-backed debt securities	—	—	12	2	—	—	12	2
Certificates of deposit	—	—	10	6	—	—	10	6
Derivative assets	—	—	3	13	—	—	3	13
Derivative liabilities	—	—	(16)	(10)	—	—	(16)	(10)
Certain assets and liabilities are measured at fair value on a nonrecurring basis rather than on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or when a new liability is being established that requires fair value measurement. During the third quarter of 2016, we indefinitely idled our mining operations in Little Narrows, Nova Scotia, Canada. We reviewed the property, plant and equipment at Little Narrows for potential impairment by comparing the carrying values of those assets with their fair values as estimated using the future undiscounted cash flows for their remaining useful lives. We measured the fair value of the machinery, equipment and buildings using measurements classified as Level 3, and, as disclosed in Note 14, we recorded long-lived asset impairment charges of $10 million.

9.    Employee Retirement Plans
The components of net pension and postretirement benefit costs are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2017	2016	2017	2016
Pension:
Service cost of benefits earned	$11	$11	$32	$34
Interest cost on projected benefit obligation	15	17	46	51
Expected return on plan assets	(23)	(22)	(69)	(66)
Settlement (a)	3	1	23	3
Net amortization	6	5	16	14
Net pension cost (b)	$12	$12	$48	$36
Postretirement:
Service cost of benefits earned	$—	$1	$2	$2
Interest cost on projected benefit obligation	2	1	4	4
Net amortization	(6)	(7)	(18)	(21)
Net postretirement benefit(c)	$(4)	$(5)	$(12)	$(15)

(a)
During 2017, lump sum benefits paid exceeded the settlement threshold primarily driven by payments to former L&W employees as a result of the disposition of L&W, which resulted in settlement charges recorded for the three and nine months ended September 30, 2017.

(b)
Net pension cost, excluding settlement costs, includes amounts allocated to (loss) income from discontinued operations for L&W totaling a benefit of $1 million for the three and nine months ended September 30, 2017 and expense of $2 million and $6 million for the three and nine months ended September 30, 2016, respectively.

(c)
Net postretirement benefit includes a net benefit allocated to (loss) income from discontinued operations for L&W totaling $1 million and $3 million for the three and nine months ended September 30, 2016, respectively.

For the three and nine months ended September 30, 2017, we recorded settlement expense of $3 million and $23 million, respectively, as the total lump sum distributions paid by the USG Corporation pension plan to both L&W employees and former USG employees during the first nine months of 2017 exceeded the settlement threshold. Upon termination of their employment from USG, all L&W employees had the option to receive a lump sum benefit payment from the USG Corporation pension plan. For the benefits paid to terminated employees of L&W, we recorded a pre-tax loss of $13 million to "(Loss) income from discontinued operations" for the nine months ended September 30, 2017. For the benefits paid to USG retirees, we recorded a pre-tax loss of $3 million and $8 million to "Costs of products sold" for the three and nine months ended September 30, 2017, respectively, and of $0 million and $2 million to "Selling and administrative expenses" for the three and nine months ended September 30, 2017, respectively.
During the first nine months of 2017, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $16 million to our domestic supplemental pension plan and $3 million to our pension plans in Canada. We expect to make total contributions to our pension plans in 2017 of approximately $71 million.

10.    Share-Based Compensation
During the first nine months of 2017, we granted share-based compensation in the form of market share units, or MSUs, performance shares, and restricted stock units, or RSUs, to eligible participants under our 2016 Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates and the service period of the award for awards expected to vest. We record forfeitures as they occur. Awards granted during the first nine months of 2017, weighted average fair value, and assumptions used to determine fair value were as follows:

	MSUs	Performance Shares	RSUs
Awards granted	371,346	112,732	93,000
Weighted average fair value (a)	$35.79	$39.42	$30.14
Expected volatility (b)	32.10%	32.10%	N/A
Risk-free rate (c)	1.39%	1.39%	N/A
Expected term (in years) (d)	2.96	2.96	N/A
Expected dividends	—	—	N/A

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
Terms of the awards granted during the first nine months of 2017 were as follows:

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
OTHER
MSUs, performance shares, RSUs, and stock options and deferred shares associated with our deferred compensation program for non-employee directors that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2017	2016	2017	2016
MSUs, performance shares, RSUs and stock options	0.6	1.0	0.8	1.6
Deferred shares associated with a deferred compensation program for non-employee directors	—	—	—	0.2

11.    Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	September 30, 2017	December 31, 2016
Finished goods	$141	$132
Work in progress	42	37
Raw materials	69	67
Total	$252	$236
ACCRUED EXPENSES
Accrued expenses consisted of the following:

(millions)	September 30, 2017	December 31, 2016
Self-insurance reserves	$13	$12
Employee compensation	13	35
Interest	14	31
Derivatives	8	5
Pension and other postretirement benefits	24	24
Environmental	17	18
Other	51	50
Total	$140	$175
ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations, which are included in "Other liabilities" on our condensed consolidated balance sheet, consisted of the following:

	Nine months ended September 30,
(millions)	2017	2016
Balance as of January 1	$113	$119
Accretion expense	5	6
Liabilities incurred	3	—
Changes in estimated cash flows (a)	(4)	(11)
Liabilities settled	(1)	(2)
Foreign currency translation	2	1
Balance as of September 30	$118	$113

(a)	Changes in estimated cash flows for the nine months ended September 30, 2016 included an $8 million reduction related to one of our quarries.
ASSET DISPOSITIONS
In the second quarter of 2016, we recorded a gain of $11 million, or $7 million net of tax, on the sale of a surplus property. The sale relieved the Company of an asset retirement obligation of $2 million. The pre-tax gain was recorded in "Cost of products sold" within our Gypsum segment.

12.    Stockholders' Equity
TREASURY STOCK
Changes in treasury stock for the nine months ended September 30, 2017 and 2016 were as follows:

	2017		2016
(millions, except share data)	Treasury Shares (000)	Treasury Stock	Treasury Shares (000)	Treasury Stock
Balance as of January 1	—	$—	—	$—
Repurchase of common stock for tax withholdings related to stock-based compensation	(115)	(4)	(84)	(2)
Repurchase of common stock under share repurchase program	(5,150)	(153)	—	—
Stock reissuances	227	7	84	2
Balance as of September 30	(5,038)	$(150)	—	$—
ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of AOCI for the nine months ended September 30, 2017 and 2016 were as follows:

	Derivatives		Defined Benefit Plans		Foreign Currency Translation		AOCI
(millions)	2017	2016	2017	2016	2017	2016	2017	2016
Balance as of January 1	$27	$20	$(246)	$(221)	$(166)	$(113)	$(385)	$(314)
Other comprehensive income (loss) before reclassifications, net of tax	(11)	(6)	(12)	(9)	58	(9)	35	(24)
Less: Amounts reclassified from AOCI, net of tax	(1)	(6)	(13)	(1)	—	—	(14)	(7)
Net other comprehensive income (loss)	(10)	—	1	(8)	58	(9)	49	(17)
Balance as of September 30	$17	$20	$(245)	$(229)	$(108)	$(122)	$(336)	$(331)
Amounts reclassified from AOCI, net of tax, for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2017	2016	2017	2016
Derivatives
Net reclassification from AOCI for cash flow hedges included in cost of products sold	$(1)	$(3)	$(2)	$(9)
Less: Income tax benefit on reclassification from AOCI included in income tax expense	(1)	(1)	(1)	(3)
Net amount reclassified from AOCI	$—	$(2)	$(1)	$(6)

Defined Benefit Plans
Net reclassification from AOCI for amortization of prior service cost included in cost of products sold	$(3)	$(2)	$(7)	$(5)
Net reclassification from AOCI for amortization of prior service cost included in selling and administrative expenses	—	1	(3)	2
Net reclassification from AOCI for amortization of prior service cost included in (loss) income from discontinued operations, net of tax	—	—	(8)	—
Less: Income tax benefit on reclassification from AOCI included in income tax expense	(2)	(1)	(5)	(2)
Net amount reclassified from AOCI	$(1)	$—	$(13)	$(1)

We estimate that we will reclassify a net $5 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

13. Income Taxes
Our income tax expense and effective tax rate was as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2017	2016	2017	2016
Income tax expense	$27	$18	$76	$78
Effective tax rate	29.0%	24.3%	31.3%	29.9%
The income tax expense for all periods presented reflects taxes from federal, foreign, state and local jurisdictions. Our effective tax rates were lower than the U.S. statutory rate primarily because of earnings realized in countries that had lower statutory tax rates and our equity method income, which is presented net of tax. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States.
As of September 30, 2017, we had federal net operating loss, or NOL, carryforwards of approximately $724 million that are available to offset future federal taxable income and will expire in the years 2029 through 2032, none of which are currently subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal alternative minimum tax, or AMT, credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period and foreign tax credit carryforwards of $148 million that are available to offset future federal taxable income and expire in the years 2022 through 2026. As of December 31, 2016, the foreign tax credits were $143 million and are attributable to tax planning strategies to optimize foreign tax credit utilization and management’s intention to amend its tax returns for the tax years 2012 through 2014 in order to claim credits for previously deducted foreign tax. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $1.275 billion would need to be generated during the period before their expiration.
As of September 30, 2017, we had a deferred tax asset of $165 million related to our state NOLs and tax credit carryforwards. The NOLs will expire if unused in years 2018 through 2032. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.
As of September 30, 2017, the valuation allowance against our deferred tax assets was $51 million, which was unchanged from December 31, 2016.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change” which can result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation that may be carried over to later years within the allowed NOL carryforward period. Over the entire carryforward period, we may not be able to use all our NOLs due to the aforementioned annual limitation. If an ownership change had occurred as of September 30, 2017, our annual U.S. federal NOL utilization would have been limited to approximately $89 million per year.

14.    Long-Lived Asset Impairment Charges
In the third quarter of 2016, we indefinitely idled our mining operations in Little Narrows, Nova Scotia, Canada after completing a review of our gypsum sourcing needs. As a result, for the three and nine months ended September 30, 2016, we recorded impairment charges of $10 million, which are included in our condensed consolidated statements of income in "Long-lived asset impairment charges" and severance and other charges of $2 million for the termination of employees at the Little Narrows location, which are included in "Costs of products sold". Both the impairment and severance charges relate to our Gypsum segment.
15. Litigation
WALLBOARD PRICING LAWSUITS
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
ENVIRONMENTAL LITIGATION
We are involved in environmental cleanups of property that we own or have owned. In addition, we have previously been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in certain Superfund sites in the United States to pay for some part of the cleanup of hazardous waste. In most of these sites, our involvement is expected to be minimal. As of September 30, 2017 and December 31, 2016, we had accruals of $17 million and $18 million, respectively, for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our results of operations, financial position or cash flows.
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
Overview
We are a leading manufacturer of building products and innovative building solutions. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. The following chart reflects our estimation of our North American net sales during the first nine months of 2017.
SEGMENTS
Our operations are organized and aggregated into three reportable segments: Gypsum, Ceilings and USG Boral Building Products, or UBBP. In conjunction with the sale of L&W Supply Corporation, or L&W, which was completed on October 31, 2016 to American Builders & Contractors Supply Co., Inc., or ABC Supply, L&W is presented as discontinued operations. All L&W sales subsequent to the close of the transaction are under a supply agreement that governs the sales of wallboard and certain other products from USG to L&W and are included in net sales on our condensed consolidated statements of income.
Gypsum: Our Gypsum segment manufactures and markets gypsum and related products in the United States, Canada, Mexico and Latin America. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, CGC Inc., or CGC, in Canada, USG Mexico, S.A. de C.V., or USG Mexico, and subsidiaries in Latin America and our mining operation in Nova Scotia, Canada, which we indefinitely idled in the third quarter of 2016. Gypsum’s products are used in a variety of building applications to construct walls, ceilings, roofs and floors of residential and nonresidential buildings, as well as in certain industrial applications. The major product lines within the Gypsum segment are:

Wallboard	Sheetrock® brand gypsum wallboard and Securock® brand glass mat sheathing portfolios
Surfaces	Sheetrock® brand joint compound portfolio, as well as corner bead, joint tape and plaster
Substrates
Durock® brand cement board, Fiberock® brand backerboard, Levelrock® brand systems of poured gypsum flooring, Securock® brand roof board, ExoAir® 430 brand air-water barrier system, industrial gypsum, and construction plaster products

Ceilings: Our Ceilings segment manufactures and markets interior ceilings systems products in the United States, Canada, Mexico and Latin America. Ceilings includes USG Interiors, LLC, or USG Interiors, in the United States, CGC, and USG Mexico and subsidiaries in Latin America. Ceilings is a leading supplier of interior ceilings products used primarily in nonresidential applications. Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States and Canada. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, and Latin America.

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
Geographic Information: For the first nine months of 2017, we recorded $2.373 billion of net sales in our condensed consolidated statement of income, and net sales for UBBP, which are not included in our condensed consolidated statement of income, were $887 million. The following charts reflect the geographic breakdown of net sales during the first nine months of 2017.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the housing and construction-based markets in North America, Asia and Australasia. Our expansion via UBBP into the markets of Asia, Australasia, and the Middle East has significantly increased our exposure to the economic conditions in those areas. However, the UBBP investment has helped diversify USG's overall exposure to changes in the North American economic conditions.
The following table summarizes the current market conditions and outlook for our primary end markets in North America.

End Market	Lead time	Metric	Source	Market Condition/Outlook
New Residential	Installation of gypsum products into a single family home typically follows a housing start by 90-120 days	Housing starts (seasonally adjusted)	U.S. Census Bureau	9/30/2017 - 1.127 million 2016 - 1.226 million 9/30/2016 - 1.052 million
			Industry forecast (Blue Chip Economic Indicators)	2017 - 1.19 million to 1.25 million (a)
			USG forecast	2017 estimated - 1.13 million (b)
New Nonresidential	Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months	Change in floor space for which contracts are signed	Dodge Data & Analytics	2016 from 2015 - 4% increase
			Industry forecast (Dodge Data & Analytics) (c)	2017 from 2016 - 2% increase
			USG forecast	2017 estimated to increase by low to mid single digits
Repair and Remodel (d)	Remodels typically begin within two years from purchase	Sales of existing homes (seasonally adjusted)	National Association of Realtors	9/30/2017 - 5.39 million 2016 - 5.45 million
		Overall repair and remodel spending for gypsum products	USG forecast	2017 spending estimated to increase by mid single digits

(a)	Forecast based on the average of the bottom ten and top ten forecasts included in the report, respectively.

(b)	USG estimate is based on the seasonally adjusted annual rate of housing starts.

(c)	Dodge Data & Analytics' forecast includes several building types which do not generate significant demand for our products.

(d)	The repair and remodel market includes renovation of both residential and nonresidential buildings.

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
Sales within our Gypsum segment have generally improved with the modest recovery in residential housing, although the segment continues to be adversely affected by the low level of residential and other construction activity compared to historical averages. Our Ceilings segment, which primarily serves the nonresidential markets, has shown some improvement. However, it continues to be adversely affected by the low levels of new nonresidential construction activity as compared to historical averages. Our Ceilings segment is also adversely affected by changing construction preferences such as the growth in specialty ceilings and open plenum.
The following table summarizes the industry information on wallboard shipments and capacity.

U.S. Industry Information	Metric	Source	Market Condition/Outlook
U.S. industry shipments of gypsum board (a)	Billion of square feet (bsf)	Gypsum Association	First nine months 2017 - 18.8 bsf First nine months 2016 - 18.6 bsf
		USG forecast	2017 expected to increase low single digits from 25 bsf in 2016
U.S. wallboard capacity	Billion of square feet (bsf)	USG estimate	1/1/2017 - 33.4 bsf
U.S. industry capacity utilization rate	Annualized shipments as a percentage of industry capacity	USG estimate	First nine months 2017 - 74% First nine months 2016 - 74%

(a)	Includes gypsum wallboard, other gypsum-related paneling products and imports.
Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2017, but the magnitude of any increase will depend on the levels of housing starts and repair and remodel activity, among other factors. Our volumes of gypsum wallboard increased 5% in the third quarter of 2017. We project that the industry capacity utilization rate will experience a modest increase in 2017 compared to 2016.
We could experience pressure on gypsum wallboard selling prices and our gross margins at these levels of capacity utilization. In the third quarter of 2017, U.S. Gypsum informed its U.S. customers that it would be increasing prices on our wallboard products effective August 2017. We were not able to implement this price increase, and U.S. Gypsum's average selling price declined slightly from the third quarter of 2016. If we are unable to maintain our wallboard selling prices or implement price increases, our net sales, operating results and cash flows may be materially and adversely impacted.
CURRENCY IMPACT
Currency impact on consolidated and segment results has been derived by translating current period results at the quarter-to-date and year-to-date average foreign currency rates for the quarter and nine months ended September 30, 2016.

Consolidated Results of Operations

(dollars in millions, except per-share data)	2017	2016	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended September 30:
Net sales	$795	$767	$28	4%
Cost of products sold	632	586	(46)	(8)%
Gross profit	163	181	(18)	(10)%
Selling and administrative expenses	70	74	4	5%
Long-lived asset impairment charges	—	10	10	*
Operating profit	93	97	(4)	(4)%
Income from equity method investments	15	14	1	7%
Interest expense	(15)	(37)	22	59%
Interest income	1	—	1	*
Loss on extinguishment of debt	—	(1)	1	*
Other (expense) income, net	(1)	1	(2)	*
Income from continuing operations before income taxes	93	74	19	26%
Income tax expense	(27)	(18)	(9)	(50)%
Income from continuing operations	66	56	10	18%
Income from discontinued operations, net of tax	—	6	(6)	*
Net income	$66	$62	$4	6%
Diluted earnings per share - net income	$0.46	$0.42	$0.04	10%

Nine months ended September 30:
Net sales	$2,373	$2,283	$90	4%
Cost of products sold	1,878	1,728	(150)	(9%)
Gross profit	495	555	(60)	(11)%
Selling and administrative expenses	215	213	(2)	(1)%
Long-lived asset impairment charges	—	10	10	*
Recovery of receivable	—	(3)	(3)	*
Operating profit	280	335	(55)	(16)%
Income from equity method investments	42	37	5	14%
Interest expense	(54)	(115)	61	53%
Interest income	2	3	(1)	(33)%
Loss on extinguishment of debt	(22)	(5)	(17)	*
Other (expense) income, net	(5)	6	(11)	*
Income before continuing operations before income taxes	243	261	(18)	(7%)
Income tax expense	(76)	(78)	2	3%
Income from continuing operations	167	183	(16)	(9%)
(Loss) income from discontinued operations, net of tax	(10)	20	(30)	*
Net income	$157	$203	$(46)	(23%)
Diluted earnings per share - net income	$1.07	$1.38	$(0.31)	(22%)

*not meaningful
NET SALES
Consolidated net sales for the third quarter of 2017 increased $28 million, or 4%, compared with the third quarter of 2016 and reflected higher net sales for our Gypsum segment offset slightly by lower net sales for our Ceilings segment. Sales for our Gypsum segment increased 5% which reflected an increase in shipments of gypsum wallboard in the United States and joint compound offset by a decrease in shipments of gypsum wallboard in Canada. Also driving the increase in sales was higher average selling price for gypsum wallboard in Canada and for joint compound offset by lower average selling price for gypsum wallboard in the United States. The decrease in net sales of 1% for our Ceilings segment was driven primarily by lower average selling price for ceiling grid. On a consolidated basis for the comparative periods, we estimate that our net sales were positively impacted by foreign currency translation of $5 million.

Consolidated net sales for the first nine months of 2017 increased $90 million, or 4%, compared with the first nine months of 2016. The increase reflected higher sales for our Gypsum segment of 5% offset by a decrease in sales for our Ceilings segment of 3%. The higher levels of net sales for our Gypsum segment reflected higher volume and higher average selling price for gypsum wallboard. The decrease in sales for our Ceilings segment reflected lower volumes and lower average selling price for both ceiling grid and ceiling tile. On a consolidated basis for the comparative periods, the impact of foreign currency was immaterial.
GROSS PROFIT
Gross profit for the third quarter of 2017 decreased $18 million, or 10%, compared with the third quarter of 2016. Gross profit as a percentage of net sales was 20.5% for the third quarter of 2017, compared with 23.6% for the third quarter of 2016. The lower gross margin was driven by increased manufacturing costs in both our Gypsum and Ceilings segments and a pension settlement charge of $3 million in the third quarter of 2017 and a $3 million less favorable adjustment to our asset retirement obligation due to changes in cash flow estimates offset by $2 million of severance and other charges recorded in the third quarter of 2016 related to the decision to indefinitely idle our mining operations in Little Narrows, Nova Scotia, Canada. The decrease in gross margin for our Gypsum segment reflected higher average per unit cost for gypsum wallboard due to higher raw material costs, primarily waste paper, partially offset by lower per unit fixed costs due to higher volumes and lower per unit energy costs. The decrease in gross margin for our Ceilings segment also reflected higher per unit costs for ceiling grid and ceiling tile due to higher raw materials costs.
Gross profit for the first nine months of 2017 decreased $60 million, or 11%, compared with the first nine months of 2016. Gross profit as a percentage of net sales was 20.9% for the first nine months of 2017, compared with 24.3% for the first nine months of 2016. The decrease reflected lower margins due to increased manufacturing costs in both our Gypsum and Ceilings segments, a pension settlement charge of $8 million in the first nine months of 2017 and a $3 million less favorable adjustment to our asset retirement obligation due to changes in cash flow estimates offset by $2 million of severance and other charges recorded in the third quarter of 2016. The lower gross margin for our Gypsum segment was driven primarily by increased per unit costs for gypsum products due to higher raw materials costs, primarily waste paper, and, to a lesser extent, synthetic gypsum. The lower gross margin for our Ceilings segment reflected higher per unit costs for ceiling grid due to higher raw materials costs, primarily steel, and higher average per unit fixed cost due to lower volumes and reflected higher per unit costs for ceiling tile due primarily to higher average per unit cost for raw materials. Gross profit for the first nine months of 2016 also included a gain of $11 million for the sale of surplus property.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $70 million in the third quarter of 2017 compared to $74 million in the third quarter of 2016. As a percentage of net sales, selling and administrative expenses decreased to 8.8% for the third quarter of 2017 from 9.6% for the third quarter of 2016. The decrease reflected lower expense for incentive compensation.
Selling and administrative expenses totaled $215 million in the first nine months of 2017 compared to $213 million in the first nine months of 2016. The increase reflects higher costs for marketing and services, including those in support of growth platforms, offset by lower expense for incentive compensation. As a percentage of net sales, selling and administrative expenses decreased to 9.1% for the first nine months of 2017 from 9.3% for the first nine months of 2016.
LONG-LIVED ASSET IMPAIRMENT CHARGES
In the third quarter of 2016, we recorded long-lived asset impairment charges of $10 million associated with the decision to indefinitely idle our mining operations in Little Narrows. See Note 14 to the condensed consolidated financial statements for additional information.
RECOVERY ON RECEIVABLE
In the first quarter of 2016, we received the remaining payments under a settlement agreement with our former shipping trading partner of which $3 million represented a recovery of a previously deemed uncollectible receivable. The remaining payments received under the settlement agreement were recorded in "Interest income" and "Other (expense) income, net."
INCOME FROM EQUITY METHOD INVESTMENTS
Income from equity method investments, primarily UBBP, in the third quarter of 2017 was $15 million, an increase of $1 million, or 7%, from the third quarter of 2016. This reflected an increase in income recorded by UBBP, which reflected higher margins in South Korea, Oman, and Australia partially offset by lower margins in Thailand and Vietnam, unfavorable operational reserve adjustments in India and higher selling and administrative expenses. The impact of foreign currency is immaterial. Income from equity method investments for the third quarter of 2016 also included our share of an asset impairment charge of long-lived assets of $4 million in China.

Income from equity method investments in the first nine months of 2017 was $42 million, an increase of $5 million from the first nine months of 2016. The improved results for UBBP were driven by higher margins in South Korea and Australia partially offset by lower margins in Thailand, Indonesia, and China, unfavorable operational reserve adjustments in India, an increase in selling and administrative expenses and higher withholding taxes. The increase also reflected favorable currency impact of $1 million. Income from equity method investments for the first nine months of 2016 also included our share of an asset impairment charge of long-lived assets of $4 million in China.
INTEREST EXPENSE
Interest expense was $15 million in the third quarter of 2017, down $22 million, or 59%, from the third quarter of 2016 and was $54 million in the first nine months of 2017, down $61 million, or 53%, from the first nine months of 2016. The decrease in interest expense in both comparative periods reflected lower debt levels and lower interest rates.
LOSS ON EXTINGUISHMENT OF DEBT
In the first nine months of 2017, we recorded a loss of $22 million on the extinguishment of debt. This included $21 million primarily for premiums paid as a result of a tender offer and repurchase of our 7.75% Notes and write-off of $1 million for deferred fees upon the amendment of our credit facility. In the third quarter and first nine months of 2016, we recorded a loss of $1 million and $5 million, respectively, on the extinguishment of debt, including premiums, in connection with the open market purchases of our 6.3% Notes. See Note 6 to the condensed consolidated financial statements for additional information.
OTHER (EXPENSE) INCOME, NET
In the third quarter and the first nine months of 2017, we recorded $1 million and $5 million, respectively, of net other expense, which primarily reflected net losses on foreign currency transactions. In the third quarter and the first nine months of 2016, we recorded $1 million and $6 million, respectively, of net other income, which included net gains on foreign currency transactions. Also included in net other income for the first nine months of 2016 was the receipt of payments in conjunction with a settlement agreement with our former shipping trading partner of which $4 million was recorded as other income. See Note 16 to the condensed consolidated financial statements for additional information.
INCOME TAX EXPENSE
We recorded income tax expense of $27 million in the third quarter of 2017 from federal, foreign, state and local jurisdictions for an effective tax rate of 29%. In the third quarter of 2016, we recorded income tax expense of $18 million for an effective tax rate of 24.3%.
We recorded income tax expense for the first nine months of 2017 of $76 million from federal, foreign, state and local jurisdictions for an effective tax rate of 31.3%. In the first nine months of 2016, we recorded income tax expense of $78 million for an effective tax rate of 29.9%.
(LOSS) INCOME FROM DISCONTINUED OPERATIONS
In the first nine months of 2017, we recorded a loss of $10 million to discontinued operations of which $9 million related to L&W, primarily for a pension settlement charge related to lump sum benefits paid to former employees of L&W, and $1 million related to our European operations which were sold in December 2012. For the third quarter and first nine months of 2016, income from discontinued operations was $6 million and $20 million, respectively, and reflected the results of L&W.

Segment Results of Operations
GYPSUM
Net sales and operating profit (loss) for the businesses comprising our Gypsum segment were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2017	2016	$	%	2017	2016	$	%
Net sales
United States	$558	$534	$24	4%	$1,695	$1,609	$86	5%
Canada	88	86	2	2%	263	254	9	4%
Mexico / Latin America	55	48	7	15%	156	141	15	11%
Canadian Mining	—	—	—	—%	—	—	—	—%
Eliminations	(36)	(33)	(3)	(9)%	(112)	(105)	(7)	(7)%
Total	$665	$635	$30	5%	$2,002	$1,899	$103	5%

Operating profit (loss)
United States	$78	$95	$(17)	(18)%	$255	$302	$(47)	(16)%
Canada	2	6	(4)	(67)%	5	17	(12)	(71)%
Mexico / Latin America	3	2	1	50%	6	8	(2)	(25)%
Canadian Mining	2	(14)	16	114%	—	(20)	20	100%
Gypsum Transportation Limited	—	—	—	—%	—	3	(3)	(100)%
Total	$85	$89	$(4)	(4)%	$266	$310	$(44)	(14)%

United States: Net sales in the third quarter of 2017 were $558 million, up $24 million, or 4%, compared with the third quarter of 2016. The increase in net sales was due to the following:

			Volume		Price
(millions)	$	%	$	%	$	%
Change to Q3 2017 from Q3 2016
Sheetrock® brand gypsum wallboard	$8	3%	$12	5%	$(4)	(2)%
Sheetrock® brand joint compound	3	3%	2	2%	1	1%
Other	13
Total increase in net sales	$24	4%
Sales for Sheetrock® brand gypsum wallboard increased $8 million in the third quarter of 2017 compared to the third quarter of 2016 due to increased shipments offset by lower average selling price. The increased volumes were driven primarily by higher shipments to big box retailers and specialty dealers, including new customers. In addition, the increased volumes reflected higher demand as a result of the hurricanes in the third quarter. The decrease in the average selling price reflected changes in product and regional mix.
Sales of Sheetrock® brand joint compound increased $3 million on increased volume and higher average selling price. The higher volume was driven by higher shipments to big box retailers. The higher average selling price reflected price increases during the third quarter of 2017. Included in the increase in Other was net higher sales of other gypsum products and higher freight due to increased volumes.

Operating profit of $78 million was recorded in the third quarter of 2017 compared to $95 million recorded in the third quarter of 2016. The decrease of $17 million in operating profit reflected the following:

		Volume	Price	Cost
(millions)	$	$	$	$
Change to Q3 2017 from Q3 2016
Sheetrock® brand gypsum wallboard	$(9)	$5	$(4)	$(10)
Sheetrock® brand joint compound	—	—	1	(1)
Other	(8)
Total decrease in operating profit	$(17)
The decrease in operating profit reflected lower gross profit for Sheetrock® brand gypsum wallboard and flat gross profit for Sheetrock® brand joint compound. The decrease in gross profit for Sheetrock® brand gypsum wallboard reflected higher cost per unit and lower average selling price partially offset by higher volumes. The higher per unit cost for Sheetrock® brand gypsum wallboard reflected an increase in per unit cost of 11% for raw materials, driven primarily by waste paper, partially offset by a decrease in per unit cost of 6% for energy due to lower natural gas prices and lower per unit cost of 2% for conversion and 2% for fixed costs due to higher volumes. Also negatively impacting operating profit is $2 million of incremental costs incurred as a result of the hurricanes in the third quarter. The drivers of the lower average selling price and higher volumes are discussed above in sales.
The unchanged gross profit for Sheetrock® brand joint compound reflected a higher average selling price offset by higher per unit costs. The higher cost per unit for joint treatment reflected increased per unit costs for raw materials.
Included in Other are a $5 million less favorable adjustment quarter over quarter to our asset retirement obligations due to changes in cash flow estimates and a pension settlement charge of $3 million. Gross profit on other surfaces and substrates products was unchanged and selling and administrative expenses remained consistent period over period.
Canada: Net sales for our gypsum business in Canada in the third quarter of 2017 were $88 million, an increase of $2 million from $86 million in the third quarter of 2016. Sales of gypsum wallboard decreased $1 million due to a decrease of 8% in volume offset by an increase of 8% in price. The increase in average selling price reflected the final decisions of the Canadian authorities on the minimum pricing of gypsum board imported into Western Canada. The decisions were as a result of an anti-dumping proceeding initiated by a competing Canadian wallboard manufacturer. The minimum pricing of gypsum board in Western Canada also reduced our volumes. Also impacting sales was lower freight of $1 million, increased sales of other products of $1 million and a favorable impact of currency translation of $3 million.
Operating profit in the third quarter of 2017 was $2 million, a decrease of $4 million from the third quarter of 2016. The decrease reflected an increase for royalties of $2 million and for other miscellaneous costs of $2 million and lower gross profit on joint compound of $1 million offset by a favorable impact of foreign currency translation of $1 million.
Mexico / Latin America: Net sales for our gypsum businesses in Mexico and Latin America were $55 million for the third quarter of 2017, an increase of $7 million from the third quarter of 2016. The increase reflected higher sales of gypsum wallboard, Durock® brand cement tile backerboard and drywall steel and a favorable impact of currency translation of $2 million.
Operating profit increased to $3 million in the third quarter of 2017 from $2 million in the third quarter of 2016 due primarily to higher gross profit on Durock® brand cement tile backerboard and drywall steel and lower miscellaneous costs offset by lower gross profit on other products and an increase in selling and administrative expenses. The impact due to foreign currency translation was immaterial.
Canadian Mining: Our mining operation in Canada recorded no sales for both the third quarter of 2017 and the third quarter of 2016 as we indefinitely idled these properties. The operating profit of $2 million for the third quarter of 2017 reflected an adjustment for our asset retirement obligation related to one of our quarries. The operating loss of $14 million for the third quarter of 2016 primarily reflects our decision to indefinitely idle our mining operations in Little Narrows, Nova Scotia, Canada which resulted in an impairment of $10 million and severance and other charges of $2 million. See Note 14 to the consolidated financial statements for additional information.

Gypsum Transportation Limited: Our shipping company, Gypsum Transportation Limited, or GTL, recorded no sales or operating profit for the third quarter of 2017 or 2016 as we have exited this business.
CEILINGS
Net sales and operating profit for the businesses comprising our Ceilings segment were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2017	2016	$	%	2017	2016	$	%
Net sales
United States	$125	$126	$(1)	(1)%	$355	$365	$(10)	(3)%
Canada	12	13	(1)	(8)%	37	40	(3)	(8)%
Mexico / Latin America	8	8	—	—%	22	24	(2)	(8)%
Eliminations	(12)	(12)	—	—%	(35)	(38)	3	8%
Total	$133	$135	$(2)	(1)%	$379	$391	$(12)	(3)%

Operating profit
United States	$26	$31	$(5)	(16)%	$70	$86	$(16)	(19)%
Canada	1	1	—	—%	2	4	(2)	(50)%
Mexico / Latin America	1	1	—	—%	2	3	(1)	(33)%
Total	$28	$33	$(5)	(15)%	$74	$93	$(19)	(20)%

United States: Net sales for our domestic ceilings business in the third quarter of 2017 were $125 million, a decrease of $1 million, or 1%, from the third quarter of 2016. The decrease reflected the following:

			Volume		Price
(millions)	$	%	$	%	$	%
Change to Q3 2017 from Q3 2016
Ceiling grid	$(2)	(5)%	$(1)	(3)%	$(1)	(2)%
Ceiling tile	1	—%	1	—%	—	—%
Total decrease in net sales	$(1)	(1)%
Sales of ceiling grid decreased and sales of ceiling tile increased in the third quarter of 2017 compared with the third quarter of 2016. Lower sales of ceiling grid reflected a decrease in volumes to retail customers and a decrease in average selling price due to product mix. The increase in sales of ceiling tile was driven by an increase in volumes, primarily to specialty dealers.
Operating profit was $26 million for the third quarter of 2017, a decrease of $5 million, or 16%, from the third quarter of 2016. The decrease reflected the following:

		Volume	Price	Cost
(millions)	$	$	$	$
Change to Q3 2017 from Q3 2016
Ceiling grid	$(3)	$(1)	$(1)	$(1)
Ceiling tile	(2)	—	—	(2)
Total decrease in operating profit	$(5)
The decrease in operating profit reflected a decrease in gross profit for both ceiling grid and ceiling tile in the third quarter of 2017 compared with the third quarter of 2016. The lower gross profit for ceiling grid reflected lower volumes, lower average selling price and higher per unit cost. The higher per unit cost for ceiling grid was driven primarily by an increase in raw material costs, particularly steel. The decrease in gross profit for ceiling tile reflected higher per unit cost due to an increase in raw material costs, including starch and waste paper. Selling and administrative expenses were flat period over period.
Canada:  Net sales for the third quarter of 2017 were $12 million, a decrease of $1 million from the third quarter of 2016. The decrease in sales reflected lower sales of $1 million for ceiling tile due to lower volumes. Operating profit was unchanged from the third quarter of 2016 to the third quarter of 2017.
Mexico / Latin America: Net sales and operating profit remained unchanged for the third quarter of 2017 as compared with the third quarter of 2016 at $8 million and $1 million, respectively.
USG BORAL BUILDING PRODUCTS
The following reflects the net sales and operating profit as recorded by UBBP and the equity income recorded by USG.

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2017	2016	$	%	2017	2016	$	%
Net sales	$324	$276	$48	17%	$887	$778	$109	14%
Operating profit	43	41	2	5%	118	105	13	12%
Income from equity method investments - UBBP	15	14	1	7%	42	37	5	14%
Net sales for UBBP were $324 million in the third quarter of 2017 compared to $276 million for the third quarter of 2016. The increase of $48 million reflected increased plasterboard shipments in South Korea, China, Indonesia, Oman and Australia and favorable impact of currency translation of $5 million. The increase is offset by lower shipments in Vietnam. Plasterboard shipments increased to 1.31 billion square feet for the third quarter of 2017 from 1.18 billion square feet for the third quarter of 2016. Shipments of certain adjacent products, including gypsum and mineral fiber ceiling tiles, joint compound and metal studs, also increased in the third quarter of 2017 from the third quarter of 2016.
Operating profit increased to $43 million in the third quarter of 2017 compared to $41 million in the third quarter of 2016. Operating profit in 2017 reflected improved margins in South Korea, Oman and Australia offset by lower margins in Vietnam and Thailand. Negatively impacting margins are increased costs for raw materials and for energy. The increased costs for raw materials was driven by gypsum rock, most notably in Australia which experienced $3 million of higher gypsum costs. Additionally, waste paper and steel contributed to the higher raw material costs. UBBP quarterly results also included a favorable currency impact of $1 million offset by unfavorable operational reserve adjustments in India of $3 million and higher selling and administrative expenses. Operating profit in the third quarter of 2016 included impairment of long-lived assets in China of $8 million.
Our share of net income of UBBP increased $1 million in the third quarter of 2017 as compared to the third quarter of 2016. The increase reflected higher net income recorded by UBBP.
CORPORATE
The operating loss for Corporate decreased to $20 million in the third quarter of 2017 compared with $25 million in the third quarter of 2016 primarily due to lower expense for incentive compensation.
Liquidity and Capital Resources
As of September 30, 2017, we had $445 million of cash and cash equivalents and marketable securities compared with $518 million as of December 31, 2016. See discussion below under Cash Flows for explanation of the change in cash and cash equivalents. Our total liquidity as of September 30, 2017 was $634 million compared to $603 million as of December 31, 2016 (including $189 million and $85 million, respectively, of borrowing availability under our credit facility). The increase in liquidity reflected higher borrowing availability offset by payments for our share repurchase program, higher capital expenditures, premiums paid for refinancing of our 7.75% Notes and for incentives.
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
Total debt, consisting of senior notes and industrial revenue bonds, amounted to $1.077 billion ($1.089 billion in aggregate principal amount less $12 million of debt issuance costs) as of September 30, 2017 and $1.083 billion ($1.089 billion in aggregate principal amount less $6 million of debt issuance costs) as of December 31, 2016. During the nine months ended September 30, 2017, there were no borrowings under our revolving credit facility and no borrowings outstanding at period-end.
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
The maximum borrowing limit under the credit agreement is $220 million. The credit agreement also specifies that the maximum principal that may be borrowed is impacted by any outstanding borrowings and letters of credit under the credit agreement, by a borrowing base (comprised of eligible trade receivables and inventory), and the minimum excess availability that may be required due to the Covenant Trigger Threshold, described below, being applicable. As of September 30, 2017, the maximum principal we could borrow after taking into account the foregoing factors was approximately $189 million.
The credit agreement contains a covenant that would require us to maintain a minimum fixed charge coverage ratio of not less than 1.0-to-1.0 in the event that excess availability falls below the Covenant Trigger Threshold equal to 10% of the lesser of (a) the aggregate revolving commitment and (b) the aggregate of the USG and CGC borrowing base. As of September 30, 2017, our fixed charge coverage ratio was 1.06-to-1.0; and therefore, we are not required to maintain minimum excess availability of no less than the Covenant Trigger Threshold so that the financial covenant will remain inapplicable.
Our undistributed foreign earnings as of September 30, 2017 are considered permanently reinvested with the exception of earnings associated with the former holding company of the Knauf-USG joint venture that was sold in December 2015. The amount of cash and cash equivalents held by our foreign subsidiaries was $189 million as of September 30, 2017 and would be subject to material repatriation tax effects.
CASH FLOWS
The following table presents a summary of our cash flows:

	Nine months ended September 30,
(millions)	2017	2016
Net cash provided by (used for):
Operating activities from continuing operations	$203	$285
Investing activities from continuing operations	(112)	105
Financing activities from continuing operations	(182)	(204)
Discontinued operations	5	9
Effect of exchange rate changes on cash	6	(3)
Net (decrease) increase in cash and cash equivalents	$(80)	$192
Operating Activities: Net cash provided by operating activities was lower for the first nine months of 2017 compared to the first nine months of 2016 due to lower operating profit. Also driving the decrease was a higher net cash outflow in the first nine months of 2017 for working capital of $98 million as compared to the cash outflow of $41 million for the first nine months of 2016. The increase in cash outflows reflected an increase in accounts receivable of $45 million due to higher sales in the current quarter, an increase in inventories of $3 million due to increased costs for raw materials offset by an increase in accounts payable of $4 million which also reflected increased costs of materials.
As of September 30, 2017, working capital (current assets less current liabilities) amounted to $541 million, and the ratio of current assets to current liabilities was 2.37-to-1. As of December 31, 2016, working capital amounted to $527 million, and the ratio of current assets to current liabilities was 2.25-to-1.

Investing Activities: Net cash used for investing activities was $112 million for the first nine months of 2017 compared to $105 million of net cash provided by investing activities for the nine months ended September 30, 2016. The increase in the use of cash reflected lower cash inflows for marketable securities and higher cash outflows for capital expenditures. The net activity of purchases and sales or maturities of marketable securities was a cash outflow of $6 million for the nine months ended September 30, 2017 as compared to a cash inflow of $127 million for the nine months ended September 30, 2016.
The increase in capital expenditures to $109 million in the first nine months of 2017 from $44 million in the first nine months of 2016 reflected expenditures for the replacement, modernization and expansion of operations, including Advanced Manufacturing initiatives. Approved capital expenditures totaled $236 million as of September 30, 2017 compared with $121 million as of December 31, 2016.
Financing Activities: Net cash used for financing activities for the first nine months of 2017 was $182 million compared to $204 million for the first nine months of 2016. The cash used in 2017 reflected the $520 million paid to redeem $500 million of our 7.75% Notes including tender premiums and the repurchase of $153 million of common stock under the approved share repurchase program. This was partially offset by the issuance of $500 million of our 4.875% Notes, net of debt issuance fees. The cash used in 2016 reflected $205 million paid to repurchase $200 million of our 6.3% Notes.
Discontinued Operations: Net cash provided by discontinued operations for the first nine months of 2017 was $5 million compared to $9 million for the first nine months of 2016. The net cash inflow in 2017 primarily reflected a working capital adjustment associated with the sale of L&W.
DEFINED BENEFIT PLANS
During the first nine months of 2017, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $16 million to our domestic supplemental pension plan and $3 million to our pension plan in Canada. We expect to make total contributions to our pension and postretirement plans in 2017 of approximately $71 million.
LIQUIDITY OUTLOOK
In the first nine months of 2017, our investing cash outflows included $109 million of capital expenditures. In total for 2017, we plan to spend approximately $175 million on capital expenditures, which includes $50 million allocated for Advanced Manufacturing projects to standardize and automate production, while reducing manufacturing costs and increasing efficiency, across our Gypsum and Ceilings businesses. This is a decrease from our second quarter expectations and reflects timing of projects from 2017 into 2018 partially driven by the hurricanes during the third quarter. We expect to fund these expenditures with cash from operations or cash on hand.
Interest payments, based on our current level of outstanding debt, are expected to decrease to $87 million in 2017 compared with $153 million in 2016 which reflects lower debt levels due to the repayment of $1.1 billion in debt in 2016 and lower interest rates due to the refinancing of our 7.75% Notes to our 4.875% Notes.
On January 31, 2017, our Board of Directors approved a share repurchase program in which we may repurchase up to $250 million of our common stock. As of September 30, 2017, we have purchased $153 million in shares of common stock under the program. The timing and the amount of any repurchases will be determined based on market conditions and other factors. Share repurchases will be funded with available cash on hand. See Part II, Item 2 for additional information.
Since formation, UBBP was funded from its net cash flow from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund. UBBP targets the distribution of 50% of combined after tax profits to USG and Boral; however, this dividend may be adjusted by the UBBP Board with unanimous resolution. Through the first nine months of 2017, UBBP paid cash dividends on earnings through March 2017, of which our 50% share totaled $23 million. In October, the UBBP Board approved a cash dividend on earnings through September 2017, of which our 50% share is $19 million, to be paid in the fourth quarter of 2017.
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
In 2015 United States Gypsum Company was served with a federal grand jury subpoena requesting the production of company records in connection with a federal investigation of the gypsum drywall industry. Two former employees of USG have also been served with subpoenas. We believe the investigation, although a separate proceeding, is related to the same events at issue in the litigation discussed above. We are fully cooperating with the grand jury investigation. We believe we acted in full compliance with the law, and we do not expect the resolution of this matter to result in any material effect on our business, financial position, liquidity or results of operations; however, we can provide no assurances as to the scope, timing, or outcome of any such investigation.
See Note 15 to the condensed consolidated financial statements for further information regarding the foregoing lawsuits and other legal matters.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the Securities and Exchange Commission on February 8, 2017, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2017.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions. Any forward-looking statements represent our views only as of the date of this report and should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Management’s Discussion and Analysis” about (a) market conditions and outlook, including anticipated growth in new residential and nonresidential construction, repair and remodel spending, and the construction industries in Canada and Mexico, and the anticipated growth or decline in countries in the UBBP territory and its effect on the cyclicality of our North American business, industry shipments of gypsum, demand for gypsum wallboard and industry capacity utilization rate, and our selling prices and margins; (b) expected contributions to our pension and postretirement plans; (c) our liquidity outlook, including our capital expenditure plans, share repurchase program, UBBP’s dividend policy and ability to self-fund, and cash requirements and adequacy of resources to fund them; and (d) the outcome and effect of ongoing and future legal and governmental proceedings; and (2) “Legal Proceedings” about the outcome and effect of ongoing and future legal and governmental proceedings.
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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 15 to the condensed consolidated financial statements and Part I, Item 2, Legal Contingencies for additional information regarding legal proceedings.
ITEM 1A. RISK FACTORS
There is no material change in the information reported under "Part I-Item 1A-Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, one of our non-employee directors deferred a portion of his quarterly retainer for service as a director that was payable on September 30, 2017 into a total of approximately 659 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in shares of common stock following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
(b) Not applicable
(c) On February 1, 2017, we announced that our Board of Directors approved a $250 million share repurchase program. Under the program, we may repurchase shares from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable securities laws, including under plans complying with Rule 10b5-1 of the Exchange Act. We may discontinue the program at any time and the program has no set expiration date. The timing and amount of any repurchase of shares is determined by our management, based on its evaluation of market conditions, cash on hand, applicable legal requirements and other factors. The following table provides information about purchases of our common stock we made during the three months ended September 30, 2017:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares repurchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
July 1, 2017 to July 31, 2017	937,274	$28.78	937,274	$126
August 1, 2017 to August 31, 2017	712,358	$26.71	712,358	$107
September 1, 2017 to September 30, 2017	338,872	$30.95	338,872	$97
Total	1,988,504		1,988,504
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit

10.1	First Amendment to USG Corporation Deferred Compensation Program for Non-Employee Directors *

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of income for the three and nine months ended September 30, 2017 and 2016, (2) the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016, (3) the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, (4) the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 and (5) notes to the condensed consolidated financial statements. *

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

October 26, 2017