Form 10-Q
period 2018-06-30
USG CORP
filed 2018-07-25
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of June 30, 2018 was 139,493,175.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per-share and share data)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales	$880	$811	$1,666	$1,578
Cost of products sold	696	643	1,343	1,251
Gross profit	184	168	323	327
Selling and administrative expenses	109	73	202	148
Operating profit	75	95	121	179
Income from equity method investments	12	14	21	27
Interest expense	(15)	(19)	(29)	(39)
Interest income	2	—	3	1
Loss on extinguishment of debt	—	(22)	—	(22)
Other (expense) income, net	(3)	(2)	—	4
Income from continuing operations before income taxes	71	66	116	150
Income tax expense	(13)	(20)	(22)	(49)
Income from continuing operations	58	46	94	101
Income (loss) from discontinued operations, net of tax	—	(10)	1	(10)
Net income	$58	$36	$95	$91

Earnings per average common share - basic:
Income from continuing operations	$0.41	$0.32	$0.66	$0.69
Income (loss) from discontinued operations	—	(0.07)	0.01	(0.07)
Net income	$0.41	$0.25	$0.67	$0.62

Earnings per average common share - diluted:
Income from continuing operations	$0.41	$0.31	$0.65	$0.68
Income (loss) from discontinued operations	—	(0.07)	0.01	(0.07)
Net income	$0.41	$0.24	$0.66	$0.61

Average common shares	139,617,875	144,526,900	140,540,426	145,753,098
Dilutive awards under long-term incentive plan	1,262,046	2,113,193	2,222,766	2,317,971
Deferred shares for non-employee directors	—	220,846	—	220,404
Average diluted common shares	140,879,921	146,860,939	142,763,192	148,291,473
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(millions)
	2018	2017	2018	2017
Net income	$58	$36	$95	$91

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Gain (loss) on derivatives qualifying as cash flow hedges, net of tax (benefit) of $0, ($2), $0 and ($5), respectively	2	(2)	2	(8)
Less: Reclassification adjustment for loss on derivatives included in net income, net of tax of $0 in all periods	(2)	(1)	(2)	(1)
Net derivatives qualifying as cash flow hedges	4	(1)	4	(7)

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax of $0, $2, $0 and $2, respectively	1	4	3	3
Less: Amortization of prior service cost included in net periodic pension cost, net of tax (benefit) of $0, ($7), ($1) and ($7), respectively	(2)	(12)	(3)	(12)
Net pension and postretirement benefits	3	16	6	15

Foreign currency translation:
Changes in foreign currency translation, net of tax of $0 in all periods	(38)	8	(26)	48
Less: Translation loss realized upon sale of foreign equity method investment, net of tax (benefit) of ($2), $0, ($2) and $0, respectively	(4)	—	(4)	—
Net foreign currency translation	(34)	8	(22)	48

Other comprehensive income, net of tax	$(27)	$23	$(12)	$56

Comprehensive income	$31	$59	$83	$147

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions, except share data)	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$246	$394
Short-term marketable securities	58	62
Receivables (net of reserves 2018 - $10 and 2017 - $9)	342	233
Inventories	265	252
Income taxes receivable	16	15
Other current assets	36	35
Total current assets	963	991
Long-term marketable securities	38	37
Property, plant and equipment (net of accumulated depreciation and depletion - 2018 - $2,111 and 2017 - $2,053)	1,793	1,762
Deferred income taxes	264	287
Equity method investments	666	686
Goodwill and intangible assets	42	43
Other assets	47	45
Total assets	$3,813	$3,851
Liabilities and Stockholders’ Equity
Accounts payable	$281	$280
Accrued expenses	130	135
Income taxes payable	1	—
Total current liabilities	412	415
Long-term debt	1,078	1,078
Deferred income taxes	4	4
Pension and other postretirement benefits	277	326
Other liabilities	179	183
Total liabilities	1,950	2,006
Stockholders' Equity:
Preferred stock	—	—
Common stock	15	15
Treasury stock at cost	(219)	(169)
Additional paid-in capital	3,040	3,057
Accumulated other comprehensive loss	(401)	(389)
Retained earnings (accumulated deficit)	(572)	(669)
Total stockholders’ equity	1,863	1,845
Total liabilities and stockholders’ equity	$3,813	$3,851
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Six months ended June 30,
	2018	2017
Operating Activities
Net income	$95	$91
Less: Income (loss) from discontinued operations, net of tax	1	(10)
Income from continuing operations	94	101
Adjustments to reconcile net income from continuing operations to net cash:
Depreciation, depletion and amortization	76	65
Loss on extinguishment of debt	—	22
Share-based compensation expense	10	9
Deferred income taxes	20	48
Gain on asset dispositions	(13)	(1)
Loss on sale of equity method investment	8	—
Income from equity method investments	(21)	(27)
Dividends received from equity method investments	16	23
Pension settlement	—	7
Change in operating assets and liabilities	(176)	(117)
Other, net	4	(1)
Net cash provided by operating activities of continuing operations	18	129
Net cash provided by (used for) operating activities of discontinued operations	1	(1)
Net cash provided by operating activities	19	128
Investing Activities
Purchases of marketable securities	(49)	(54)
Sales or maturities of marketable securities	51	53
Capital expenditures	(109)	(72)
Net proceeds from asset dispositions	14	2
Net proceeds from sale of equity method investment	3	—
Working capital adjustment from acquisition of business	2	—
Insurance proceeds	—	1
Net cash used for investing activities of continuing operations	(88)	(70)
Net cash provided by investing activities of discontinued operations	—	6
Net cash used for investing activities	(88)	(64)
Financing Activities
Issuance of debt	—	500
Repayment of debt	—	(520)
Payment of debt issuance fees	—	(8)
Issuance of common stock	6	3
Repurchase of common stock	(76)	(97)
Repurchases of common stock to satisfy employee tax withholding obligations	(7)	(4)
Net cash used for financing activities of continuing operations	(77)	(126)
Effect of exchange rate changes on cash from continuing operations	(2)	6
Net decrease in cash and cash equivalents from continuing operations	(149)	(61)
Net increase in cash and cash equivalents from discontinued operations	1	5
Net decrease in cash and cash equivalents	(148)	(56)
Cash and cash equivalents at beginning of period	394	427
Cash and cash equivalents at end of period	$246	$371

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$27	$48
Income taxes paid, net of refunds received	4	9
Noncash Investing and Financing Activities:
Amount in accounts payable for capital expenditures	13	7
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

1.	Organization, Consolidation and Presentation of Financial Statements

PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for the entire year.
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

The effect of the adoption of ASU 2017-07 on our condensed consolidated statements of income for the three and six months ended June 30, 2017 was as follows.

(millions)	Three months ended June 30, 2017			Six months ended June 30, 2017
	As Restated	Adjustment for Adoption of ASU 2017-07	As Previously Reported	As Restated	Adjustment for Adoption of ASU 2017-07	As Previously Reported
Gross profit	$168	$—	$168	$327	$(5)	$332
Operating profit	95	(1)	96	179	(8)	187
Other income, net	(2)	1	(3)	4	8	(4)
Net income	36	—	36	91	—	91
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
Upon adoption, we recorded an increase of $2 million to our opening balance of retained earnings for the cumulative effect of adopting Topic 606. The adjustment related to a change to the point in time at which we record revenue for most customers. Prior period amounts have not been restated and continue to be reported under the legacy accounting guidance of Topic 605. As of and for the three and six months ended June 30, 2018, the impact of applying Topic 606 as compared to applying Topic 605 is immaterial to our financial statements.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of Topic 842. We will adopt the new standard on January 1, 2019 using the modified retrospective approach. As a result of the new standard, we will implement a new lease accounting system, new processes and accounting policies. Further, we anticipate the adoption of ASU 2016-02 will have a significant impact to our condensed consolidated balance sheets and disclosures. We are currently finalizing our accounting policies, implementing a new leasing system, determining changes needed in current processes for lease accounting and verifying the completeness of our lease population and, thus, we are unable to quantify the financial statement impact at this time.

2.    Acquisitions and Dispositions

Acquisition of Ceilings Plus
On November 30, 2017, we completed our acquisition of Ceilings Plus for $50 million, net of working capital adjustments. The addition of Ceilings Plus to our U.S. Ceilings segment expands our operations in the specialty ceilings markets. We finalized our valuation in the second quarter of 2018. The fair value of tangible assets acquired, less liabilities assumed, in connection with the Ceilings Plus acquisition was $15 million. The fair value of intangible assets acquired, which included customer relationships and trade names, totaled $20 million. The resulting goodwill recorded was $15 million and all is expected to be deductible for tax purposes. The goodwill resulting from this acquisition consists largely of Ceilings Plus' expected future product sales and synergies with the existing U.S. Ceilings product offerings.
Discontinued Operations
On October 31, 2016, we completed the sale of our L&W Supply, or L&W, distribution business to ABC Supply. For the three and six months ended June 30, 2017, we recorded a loss of $9 million, net of tax, for L&W to "Income (loss) from discontinued operations", which primarily reflected a pension settlement charge related to lump sum benefits paid to former employees of L&W.
Upon the close of the sale, we entered into a supply agreement with L&W, and for the three and six months ended June 30, 2018, we recorded sales of $122 million and $217 million, respectively, and cash inflows related to payments on trade receivables during those same periods of $107 million and $211 million, respectively. For the comparative periods in 2017, we recorded sales of $134 million and $265 million, respectively, and cash inflows related to payments on trade receivables of $143 million and $252 million, respectively.

3.    Equity Method Investments
Equity method investments as of June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018		December 31, 2017
(dollars in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USG Boral Building Products	$664	50%	$679	50%
Other equity method investments	2	50%	7	33% - 50%
Total equity method investments	$666		$686
INVESTMENT IN USG BORAL BUILDING PRODUCTS
UBBP is our 50/50 joint ventures with Boral Limited, or Boral. We account for our investment in UBBP using the equity method of accounting. During the second quarter of 2018, UBBP paid cash dividends on its earnings through March 2018 of which our 50% share totaled $16 million. As of June 30, 2018, the amount of our consolidated retained earnings which represents undistributed earnings from UBBP is $66 million.
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
UBBP is operated in accordance with the terms of a Shareholders Agreement. If we are subject to a change of control as defined by the Shareholders Agreement, including the proposed acquisition of USG by Gebr. Knauf KG, a limited partnership (Kommanditgesellschaft) organized under the laws of Germany, or Knauf, we may be required to sell our entire interest in UBBP at fair market value, as determined in accordance with the Shareholders Agreement.
Our underlying net assets in our investments are denominated in a foreign currency, and translation gains or losses will impact the recorded value of our investments. Translation gains or losses recorded in other comprehensive income were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2018	2017	2018	2017
Translation (loss) gain	$(24)	$(1)	$(21)	$23

Summarized financial information for UBBP is as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2018	2017	2018	2017
USG Boral Building Products
Net sales	$297	$287	$584	$563
Gross profit	83	91	162	177
Operating profit	31	40	59	75
Income from continuing operations before income taxes	35	44	67	82
Net income	25	28	45	54
Net income attributable to USG Boral Building Products	24	28	43	53
USG share of income from investment accounted for using the equity method	12	14	21	27
TRANSACTIONS WITH UBBP
Our U.S. Wallboard and Surfaces and U.S. Performance Materials segments sell products to UBBP. Total sales to UBBP for the three and six months ended June 30, 2018 and 2017 were immaterial.
In 2014, in connection with the formation of UBBP, we contributed our ownership interest in a joint venture in China to UBBP, but retained our loan receivable from this joint venture. As of June 30, 2018 and December 31, 2017, the loan receivable, including interest, totaled $13 million and is included in "Other assets" on our accompanying condensed consolidated balance sheets.
INVESTMENT IN SOUTH AFRICA JOINT VENTURE
During the second quarter of 2018, we completed the sale of our 33% interest in a joint venture in South Africa for approximately $3 million. We recorded a loss of $8 million, or $5 million net of tax, on the sale in "Other (expense) income, net" on our accompanying condensed consolidated income statements. The loss was driven primarily by foreign currency losses included in equity that were recognized upon the disposition of the joint venture and was recorded within Other as it does not relate to a reportable segment.

4.     Segments
During the fourth quarter of 2017, as part of the realignment of our operating structure, we changed the composition of our reportable segments, effective for the quarter ended December 31, 2017. See Note 1, Organization, Consolidation and Presentation of Financial Statements, for additional information regarding our five reportable segments. See Note 3, Equity Method Investments, for segment results for UBBP. Segment results for our U.S. Wallboard and Surfaces, U.S. Performance Materials, U.S. Ceilings and Canada segments were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2018	2017	2018	2017
Net Sales:
U.S. Wallboard and Surfaces	$512	$482	$953	$951
U.S. Performance Materials	105	100	197	186
U.S. Ceilings	139	118	277	230
Canada	121	104	232	200
Other	65	59	125	115
Eliminations	(62)	(52)	(118)	(104)
Total	$880	$811	$1,666	$1,578

Operating Profit (Loss):
U.S. Wallboard and Surfaces	$81	$78	$130	$157
U.S. Performance Materials	(6)	8	(5)	14
U.S. Ceilings	23	23	42	43
Canada	8	2	10	4
Other	4	1	8	2
Corporate	(35)	(17)	(64)	(41)
Total	$75	$95	$121	$179

Net sales disaggregated by product type were as follows:

	Three months ended June 30, 2018
(millions)	U.S. Wallboard and Surfaces	U.S. Performance Materials	U.S. Ceilings	Canada	Other	Total
Wallboard	$270	$—	$—	$68	$19	$357
Surfaces and industrial products	151	—	—	23	7	181
Underlayment	—	70	—	3	11	84
Building envelope and structural	—	23	—	1	1	25
Ceiling tile and grid	—	—	121	12	8	141
Specialty ceilings	—	—	17	2	—	19
Other products	26	—	—	5	17	48
Total product sales	447	93	138	114	63	855
Other miscellaneous sales (a)	65	12	1	7	2	87
Total sales before eliminations	512	105	139	121	65	942
Eliminations	(30)	(7)	(15)	(10)	—	(62)
Total net sales	$482	$98	$124	$111	$65	$880

	Six months ended June 30, 2018
(millions)	U.S. Wallboard and Surfaces	U.S. Performance Materials	U.S. Ceilings	Canada	Other	Total
Wallboard	$490	$—	$—	$131	$37	$658
Surfaces and industrial products	296	—	—	46	14	356
Underlayment	—	135	—	5	20	160
Building envelope and structural	—	41	—	1	1	43
Ceiling tile and grid	—	—	237	24	17	278
Specialty ceilings	—	—	33	4	—	37
Other products	50	—	—	8	33	91
Total product sales	836	176	270	219	122	1,623
Other miscellaneous sales (a)	117	21	7	13	3	161
Total sales before eliminations	953	197	277	232	125	1,784
Eliminations	(61)	(13)	(27)	(17)	—	(118)
Total net sales	$892	$184	$250	$215	$125	$1,666

(a)	Other miscellaneous sales primarily includes shipping and handling costs billed to customers.

5.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in AOCI on our accompanying condensed consolidated balance sheets.
Our investments in marketable securities consisted of the following:

	As of June 30, 2018		As of December 31, 2017
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$70	$70	$68	$68
U.S. government and agency debt securities	1	1	6	6
Asset-backed debt securities	15	15	11	11
Certificates of deposit	9	9	13	13
Municipal debt securities	1	1	1	1
Total marketable securities	$96	$96	$99	$99

The realized and unrealized gains and losses for the three and six months ended June 30, 2018 and 2017 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.
Contractual maturities of marketable securities as of June 30, 2018 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$58	$58
Due in 1-5 years	38	38
Total marketable securities	$96	$96
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.
6.     Debt
Total debt consisted of the following:

(millions)	June 30, 2018	December 31, 2017
4.875% senior notes due 2027	$500	$500
5.5% senior notes due 2025	350	350
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	1,089	1,089
Less: Unamortized debt issuance costs	11	11
Total	$1,078	$1,078
SENIOR NOTES AND CREDIT FACILITY
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
Also during the second quarter of 2017, we amended and restated our credit facility agreement. As a result, we recorded a pre-tax loss on extinguishment of debt of $1 million in the three and six months ended June 30, 2017.
CREDIT FACILITY
Our credit facility agreement has a maximum borrowing limit of $220 million and requires us to maintain a minimum fixed charge coverage ratio in the event excess availability falls below a minimum threshold. Our excess borrowing availability as of June 30, 2018 of $176 million exceeds this threshold, thus the requirement to maintain the minimum fixed charge coverage ratio is not applicable. As of June 30, 2018, we were in compliance with the covenants contained in our credit facility.
As of June 30, 2018 and during the quarter then-ended, there were no borrowings under the facility. Outstanding letters of credit totaled $22 million as of June 30, 2018.

OTHER INFORMATION

(millions)	June 30, 2018	December 31, 2017
Fair value of debt	$1,115	$1,134
Accrued interest	12	12
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

Derivative Instruments	Type	Hedged Item	Aggregate Notional Amount	Contracts Maturing Through
Commodity	Natural gas swaps	Purchases of natural gas	48 million mmBTUs*	December 31, 2022
Foreign Exchange	Forward contracts	Purchases of products and services denominated in a foreign currency	$119 million	December 31, 2019
* - millions of British Thermal Units
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of June 30, 2018, our derivatives were in a $11 million net liability position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
All of our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As required by certain of our agreements, we had $13 million of collateral posted with our counterparties related to our derivatives as of June 30, 2018. Amounts paid as cash collateral are included in "Receivables" on our accompanying condensed consolidated balance sheets.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our accompanying condensed consolidated balance sheets, based on their fair value as of the balance sheet date.

FINANCIAL STATEMENT INFORMATION
The following are the pre-tax effects of derivative instruments on the condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three months ended June 30, 2018 and 2017. We recognized no gain or loss in income on derivatives not designated as hedging instruments for the three months ended June 30, 2018 and 2017.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$—	$(1)	Cost of products sold	$(2)	$(1)
Foreign exchange contracts	2	(3)	Cost of products sold	—	—
Total	$2	$(4)		$(2)	$(1)
The following are the pre-tax effects of derivative instruments on the condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the six months ended June 30, 2018 and 2017.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(3)	$(10)	Cost of products sold	$(2)	$(1)
Foreign exchange contracts	5	(3)	Cost of products sold	—	—
Total	$2	$(13)		$(2)	$(1)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2018	2017
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$—	$(1)
Total		$—	$(1)
For both commodity contracts and foreign exchange contracts, no ineffectiveness was recorded in the three and six months ended June 30, 2018 and 2017.
The following are the fair values of derivative instruments and the location on our accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		6/30/18	12/31/17		6/30/18	12/31/17
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$1	$1	Accrued expenses	$6	$6
Commodity contracts	Other assets	2	1	Other liabilities	12	8
Foreign exchange contracts	Other current assets	2	—	Accrued expenses	—	3
Foreign exchange contracts	Other assets	2	—	Other liabilities	—	—
Total derivatives in cash flow hedging relationships		$7	$2		$18	$17

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$—	$—	Accrued expenses	$—	$—
Total derivatives not designated as hedging instruments		$—	$—		$—	$—
Total derivatives	Total assets	$7	$2	Total liabilities	$18	$17
As of June 30, 2018, we had no derivatives designated as fair value hedges or net investment hedges.

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

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable	No level 3 investments.
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1		Level 2		Level 3		Total
(millions)	6/30/18	12/31/17	6/30/18	12/31/17	6/30/18	12/31/17	6/30/18	12/31/17
Cash equivalents	$44	$124	$33	$24	$—	$—	$77	$148
Equity mutual funds	6	6	—	—	—	—	6	6
Marketable securities:
Corporate debt securities	—	—	70	68	—	—	70	68
U.S. government and agency debt securities	—	—	1	6	—	—	1	6
Asset-backed debt securities	—	—	15	11	—	—	15	11
Certificates of deposit	—	—	9	13	—	—	9	13
Municipal debt securities	—	—	1	1	—	—	1	1
Derivative assets	—	—	7	2	—	—	7	2
Derivative liabilities	—	—	(18)	(17)	—	—	(18)	(17)
9.    Employee Retirement Plans
The components of net pension and postretirement benefit costs are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(millions)	2018	2017	2018	2017
Pension:
Service cost of benefits earned	$12	$11	$24	$21
Interest cost on projected benefit obligation	16	15	32	31
Expected return on plan assets	(24)	(23)	(48)	(46)
Settlement	—	20	—	20
Net amortization	8	5	16	10
Net pension cost	$12	$28	$24	$36
Postretirement:
Service cost of benefits earned	$1	$1	$2	$2
Interest cost on projected benefit obligation	1	1	2	2
Net amortization	(6)	(6)	(12)	(12)
Net postretirement benefit	$(4)	$(4)	$(8)	$(8)

Service cost of benefits earned is included in "Costs of products sold" and "Selling and administrative expenses" on our condensed consolidated statements of income. The other components of net pension and postretirement costs are included in "Other (expense) income, net".
For the three and six months ended June 30, 2017, we recorded settlement expense of $20 million as the total lump sum distributions paid by the USG Corporation pension plan to both L&W employees and former USG employees during the first six months of 2017 exceeded the settlement threshold. Upon termination of their employment from USG, all L&W employees had the option to receive a lump sum benefit payment from the USG Corporation pension plan. For the benefits paid to terminated employees of L&W, we recorded a pre-tax loss of $13 million to "Income (loss) from discontinued operations" for the three and six months ended June 30, 2017. For the benefits paid to USG retirees, we recorded a pre-tax loss of $7 million to "Other (expense) income, net" for the three and six months ended June 30, 2017.
During the first six months of 2018, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $1 million to our domestic supplemental pension plan and $2 million to our pension plans in Canada. We expect to make total contributions to our pension plans in 2018 of approximately $60 million.
10.    Share-Based Compensation
During the first six months of 2018, we granted share-based compensation in the form of market share units, or MSUs, performance shares, and restricted stock units, or RSUs, to eligible participants under our 2016 Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates and the service period of the award for awards expected to vest. We record forfeitures as they occur. Awards granted during the first six months of 2018, weighted average fair value, and assumptions used to determine fair value were as follows:

	MSUs	Performance Shares	RSUs
Awards granted	428,574	103,819	44,000
Weighted average fair value (a)	$34.22	$34.21	$36.92
Expected volatility (b)	32.62%	32.61%	N/A
Risk-free rate (c)	2.37%	2.37%	N/A
Expected term (in years) (d)	2.95	2.95	N/A
Expected dividends	—	—	N/A

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
Terms of the awards granted during the first six months of 2018 were as follows:

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

OTHER
MSUs, performance shares, RSUs, and stock options that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2018	2017	2018	2017
MSUs, performance shares, RSUs and stock options	—	0.7	—	0.9
11.    Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	June 30, 2018	December 31, 2017
Finished goods	$153	$140
Work in progress	39	39
Raw materials	73	73
Total	$265	$252
ACCRUED EXPENSES
Accrued expenses consisted of the following:

(millions)	June 30, 2018	December 31, 2017
Self-insurance reserves	$14	$12
Employee compensation	16	17
Interest	12	12
Derivatives	6	9
Pension and other postretirement benefits	17	17
Environmental	13	17
Other	52	51
Total	$130	$135
ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations, which are included in "Other liabilities" on our condensed consolidated balance sheets, consisted of the following:

	Six months ended June 30,
(millions)	2018	2017
Balance as of January 1	$118	$113
Accretion expense	3	3
Liabilities settled	(1)	—
Foreign currency translation	(1)	1
Balance as of June 30	$119	$117
ASSET DISPOSITIONS
In the second quarter of 2018, we recorded a gain of $13 million, or $9 million net of tax, on the sale of a surplus property. The pre-tax gain was recorded in cost of products sold within the U.S. Wallboard and Surfaces segment.

12.    Stockholders' Equity
TREASURY STOCK
Changes in treasury stock for the six months ended June 30, 2018 and 2017 were as follows:

	2018		2017
(millions, except share data)	Treasury Shares (000)	Treasury Stock	Treasury Shares (000)	Treasury Stock
Balance as of January 1	(5,571)	$(169)	—	$—
Repurchase of common stock for tax withholdings related to stock-based compensation	(204)	(7)	(107)	(3)
Repurchase of common stock under share repurchase program (a)	(2,156)	(76)	(3,161)	(97)
Stock reissuances	918	33	165	5
Balance as of June 30	(7,013)	$(219)	(3,103)	$(95)

(a)
The Merger Agreement limits our ability to repurchase shares of our common stock, subject to certain exceptions, and share repurchases under the program will not continue so long as the Merger Agreement is in effect and has not been terminated.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of AOCI for the six months ended June 30, 2018 and 2017 were as follows:

	Derivatives		Defined Benefit Plans		Foreign Currency Translation		AOCI
(millions)	2018	2017	2018	2017	2018	2017	2018	2017
Balance as of January 1	$16	$27	$(297)	$(246)	$(108)	$(166)	$(389)	$(385)
Other comprehensive income (loss) before reclassifications, net of tax	2	(8)	3	3	(26)	48	(21)	43
Less: Amounts reclassified from AOCI, net of tax	(2)	(1)	(3)	(12)	(4)	—	(9)	(13)
Net other comprehensive income (loss)	4	(7)	6	15	(22)	48	(12)	56
Balance as of June 30	$20	$20	$(291)	$(231)	$(130)	$(118)	$(401)	$(329)
Amounts reclassified from AOCI, net of tax, for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2018	2017	2018	2017
Derivatives
Net reclassification from AOCI for cash flow hedges included in cost of products sold	$(2)	$(1)	$(2)	$(1)
Less: Income tax benefit on reclassification from AOCI included in income tax expense	—	—	—	—
Net amount reclassified from AOCI	$(2)	$(1)	$(2)	$(1)

Defined Benefit Plans
Net reclassification in AOCI for amortization of prior service cost included in other income, net	$(2)	$(7)	$(4)	$(7)
Net reclassification from AOCI for amortization of prior service cost included in (loss) income from discontinued operations, net of tax	—	(8)	—	(8)
Less: Income tax benefit on reclassification from AOCI included in income tax expense	—	(3)	(1)	(3)
Net amount reclassified from AOCI	$(2)	$(12)	$(3)	$(12)

Foreign Currency Translation
Net reclassification from AOCI for translation gains realized upon the sale of foreign equity method investment included in other (expense) income, net	$(6)	$—	$(6)	$—
Less: Income tax expense on reclassification from AOCI included in income tax expense (benefit)	(2)	—	(2)	—
Net amount reclassified from AOCI	$(4)	$—	$(4)	$—

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
The estimate recorded as of December 31, 2017 continues to be our best estimate as of June 30, 2018. As we collect and prepare necessary data and interpret the 2017 Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts.
Our income tax expense and effective tax rate for the three and six months ended June 30 were as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2018	2017	2018	2017
Income tax expense	$13	$20	$22	$49
Effective tax rate	18.3%	30.3%	19.0%	32.7%
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
As of June 30, 2018, we had federal NOL carryforwards of approximately $429 million that are available to offset future federal taxable income and will expire in the years 2030 through 2032, none of which are currently subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $19 million that are available to reduce future regular federal income taxes with the full benefit being realized by 2022 as described in the 2017 Tax Act. We have foreign tax credit carryforwards of $224 million that are available to offset future federal taxable income and expire in the years 2022 through 2027. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $1.588 billion would need to be generated during the period before their expiration based on our interpretation of the 2017 Tax Act.
As of June 30, 2018, we had a deferred tax asset of $166 million related to our state NOLs and tax credit carryforwards. The NOLs will expire if unused in years 2018 through 2034. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.
As of June 30, 2018, the valuation allowance against our deferred tax assets was $173 million, compared to $175 million at December 31, 2017.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change” which can result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation that may be carried over to later years within the allowed NOL carryforward period. Over the entire carryforward period, we may not be able to use all our NOLs due to the aforementioned annual limitation. If an ownership change had occurred as of June 30, 2018, our annual U.S. federal NOL utilization would have been limited to approximately $139 million per year.

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
ENVIRONMENTAL LITIGATION
We are involved in environmental cleanups of property that we own or have owned. In addition, we have previously been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in certain Superfund sites in the United States to pay for some part of the cleanup of hazardous waste. In most of these sites, our involvement is expected to be minimal. As of June 30, 2018 and December 31, 2017, we had accruals of $13 million and $17 million, respectively, for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our results of operations, financial position or cash flows.
15. Merger Agreement
On June 10, 2018, we entered into an Agreement and Plan of Merger, as it may be amended from time to time, or the Merger Agreement, with Knauf and World Cup Acquisition Corporation, a Delaware corporation and an indirect, wholly-owned subsidiary of Knauf, or Merger Sub. The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, Merger Sub will be merged with and into USG, or the Merger, with USG continuing as the surviving corporation and an indirect, wholly-owned subsidiary of Knauf. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.10, of USG issued and outstanding immediately prior to the effective time of the Merger (other than shares of common stock owned by Knauf and its subsidiaries, the Company and its subsidiaries and certain excluded holders) will be converted into the right to receive $43.50 in cash, without interest and subject to tax withholding. In addition, as contemplated by the Merger Agreement, USG is expected to declare a conditional special cash dividend of $0.50 per share, or the conditional special dividend, payable to holders of our common stock on the record date for the special meeting of stockholders held for the purpose, among other things, of adopting the Merger Agreement and the Merger, and will be paid following the certification of those results if the Merger Agreement is adopted by our stockholders.
The Merger, which is currently expected to close in early 2019, is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, adoption of the Merger Agreement by the affirmative vote of holders of at least 80% of outstanding shares of our common stock and receipt of certain regulatory approvals. The Merger Agreement contains certain termination rights for both USG and Knauf. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Knauf a termination fee of $215 million (including under specified circumstances in connection with our entry into an agreement with respect to a superior proposal, as defined in the Merger Agreement). We have incurred $8 million and $9 million, pre-tax, of merger related costs for the three and six months ended June 30, 2018, respectively, which are included in Selling and Administrative Expenses on our condensed consolidated statement of income.

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
Recent Developments
On June 10, 2018, we entered into an Agreement and Plan of Merger, as it may be amended from time to time, or the Merger Agreement, with Gebr. Knauf KG, a limited partnership (Kommanditgesellschaft) organized under the laws of Germany, or Knauf, and World Cup Acquisition Corporation, a Delaware corporation and an indirect, wholly-owned subsidiary of Knauf, or Merger Sub. The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, Merger Sub will be merged with and into USG, or the Merger, with USG continuing as the surviving corporation and an indirect, wholly-owned subsidiary of Knauf. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.10, of USG issued and outstanding immediately prior to the effective time of the Merger (other than shares of common stock owned by Knauf and its subsidiaries, the Company and its subsidiaries and certain excluded holders) will be converted into the right to receive $43.50 in cash, without interest and subject to tax withholding. In addition, as contemplated by the Merger Agreement, USG is expected to declare a conditional special cash dividend of $0.50 per share, or the conditional special dividend, payable to holders of our common stock on the record date for the special meeting of stockholders held for the purpose, among other things, of adopting the Merger Agreement and the Merger, or the Special Meeting, and will paid following the certification of those results if the Merger Agreement is adopted by our stockholders.
The Merger, which is currently expected to close in early 2019, is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, adoption of the Merger Agreement by the affirmative vote of holders of at least 80% of outstanding shares of our common stock and receipt of certain regulatory approvals. The Merger Agreement contains certain termination rights for both USG and Knauf. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Knauf a termination fee of $215 million (including under specified circumstances in connection with our entry into an agreement with respect to a superior proposal, as defined in the Merger Agreement).
Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on June 11, 2018.
Overview
We are a leading manufacturer of building products and innovative building solutions. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. The following chart reflects our estimation of our North American net sales during the first six months of 2018.
SEGMENTS
During the fourth quarter of 2017, we realigned our organizational structure to reflect three divisions, in addition to USG Boral Building Products, or UBBP: Gypsum, Performance Materials and Ceilings. As a result of our realigned operating structure, we changed the composition of our reportable segments effective for the quarter ended December 31, 2017 to align with how we manage our businesses, review operating performance and allocate resources considering the discrete information available for the geographies within those divisions. We now have five reportable segments: U.S. Wallboard and Surfaces, U.S. Performance Materials, U.S. Ceilings, Canada, and UBBP.
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

UNDERLAYMENT
USG Durock® brand cement board	Provides water and fire-resistant assemblies for both interior and exterior applications
Fiberock® brand backerboard	Includes abuse-resistant interior wall panels, tile backer boards, and flooring underlayments
USG Durock™ brand shower systems	A fully bonded waterproofing system for tiled shower installations
USG Performance Flooring, including Levelrock® brand systems of poured gypsum flooring	Provides surface leveling, enhanced sound-dampening and fire-resistant performance for residential and nonresidential flooring applications
BUILDING ENVELOPE
Securock® ExoAir® 430 air barrier system	Integrated gypsum sheathing panels with pre-applied fluid air barrier membrane that provides structural performance and moisture, mold and air control
Securock® brand roof board portfolios	Roof boards for use in low-slope nonresidential roofing systems that provides moisture, mold and fire resistant value
STRUCTURAL
USG Structural Panels	High-strength, reinforced factory made concrete panels for use in subfloor, roof deck, foundation walls and other noncombustible applications
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

CEILING TILE
Radar™, Eclipse™, Mars™ and Halcyon™	Provides qualities such as sound absorption, fire retardation and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance
CEILING GRID
Donn®, DX®, Fineline®, Centricitee™ and Identitee® DXI™	Provides qualities such as fire retardation and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance
SPECIALTY CEILINGS
Curvatura™, Compasso®, Radians®, Illusions™, Multiples™, Runways™, Barz™, Planx™, Mirra™, Corniche™, Wallforms™ and Parti™	Provides qualities such as aesthetics, sound absorption, fire retardation and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance
ENSEMBLETM
Ensemble™ Ceilings System	Provides a monolithic drywall look with acoustical performance
USG Boral Building Products: Our 50/50 joint ventures with Boral Limited, or Boral, are referred to as UBBP. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East. UBBP manufactures and distributes products for wall, ceiling, floor lining and exterior systems that utilize gypsum wallboard, referred to as plasterboard in the region in which UBBP operates, mineral fiber ceiling tiles, steel grid and joint compound.
Geographic Information: For the first six months of 2018, we recorded $1.666 billion of net sales in our condensed consolidated statements of income, and net sales for UBBP, which are not included in our condensed consolidated statements of income, were $584 million. The following charts reflect the geographic breakdown of net sales during the first six months of 2018.
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

The following table summarizes the current market conditions and outlook for our primary end markets in North America.

End Market	Lead time	Metric	Source	Market Condition/Outlook
New Residential	Installation of gypsum products(a) into a single family home typically follows a housing start by 90-120 days	Housing starts (seasonally adjusted)	U.S. Census Bureau	6/30/2018 - 1.173 million Actual 2017 - 1.203 million
			Industry forecast (Blue Chip Economic Indicators)	2018 - 1.27 million to 1.36 million (b)
			USG forecast	2018 estimated - 1.25 million (c)
New Nonresidential	Installation of gypsum(a) and ceilings products typically follows signing of construction contracts by about 12 to 18 months	Change in floor space for which contracts are signed	Dodge Data & Analytics	2017 - 2% increase
			Industry forecast (Dodge Data & Analytics) (d)	2018 - 3% increase
			USG forecast	2018 estimated to increase by low to mid single digits
Repair and Remodel (e)	Remodels typically begin within two years from purchase	Sales of existing homes (seasonally adjusted)	National Association of Realtors	6/30/2018 - 5.38 million 6/30/2017 - 5.50 million Actual 2017 - 5.51 million
		Overall repair and remodel spending for gypsum products	USG forecast	2018 spending estimated to increase by low to mid single digits

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
The following table summarizes the industry information on wallboard shipments and capacity.

U.S. Industry Information	Metric	Source	Market Condition/Outlook
U.S. industry shipments of gypsum board (a)	Billion of square feet (bsf)	Gypsum Association	First six months 2018 - 12.9 bsf First six months 2017 - 12.4 bsf
		USG forecast	2018 expected to increase low single digits from 25.7 bsf in 2017
U.S. wallboard capacity	Billion of square feet (bsf)	USG estimate	1/1/2018 - 34.0 bsf
U.S. industry capacity utilization rate	Annualized shipments as a percentage of industry capacity	USG estimate	First six months 2018 - 74% First six months 2017 - 73%

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
We could experience pressure on gypsum wallboard selling prices and our gross margins at these levels of capacity utilization. Our U.S. Wallboard and Surfaces segment implemented a price increase for wallboard effective in June 2018. However, it is uncertain that we will be able to maintain the increase or obtain additional price increases in our selling prices. If we are unable to maintain our wallboard selling prices or implement additional price increases, our net sales, operating results and cash flows may be materially and adversely impacted.
CURRENCY IMPACT
Currency impact on consolidated and segment results has been derived by translating current period results at the quarter-to-date and year-to-date average foreign currency rates for the three and six months ended June 30, 2017.

Consolidated Results of Operations

(dollars in millions, except per-share data)	2018	2017	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended June 30:
Net sales	$880	$811	$69	9%
Cost of products sold	696	643	(53)	(8)%
Gross profit	184	168	16	10%
Selling and administrative expenses	109	73	(36)	(49)%
Operating profit	75	95	(20)	(21)%
Income from equity method investments	12	14	(2)	(14)%
Interest expense	(15)	(19)	4	21%
Interest income	2	—	2	*
Loss on extinguishment of debt	—	(22)	22	*
Other expense, net	(3)	(2)	(1)	(50)%
Income from continuing operations before income taxes	71	66	5	8%
Income tax expense	(13)	(20)	7	35%
Income from continuing operations	58	46	12	26%
Income (loss) from discontinued operations, net of tax	—	(10)	10	*
Net income	$58	$36	$22	61%
Diluted earnings per share - net income	$0.41	$0.24	$0.17	71%

Six months ended June 30:
Net sales	$1,666	$1,578	$88	6%
Cost of products sold	1,343	1,251	(92)	(7)%
Gross profit	323	327	(4)	(1)%
Selling and administrative expenses	202	148	(54)	(36)%
Operating profit	121	179	(58)	(32)%
Income from equity method investments	21	27	(6)	(22)%
Interest expense	(29)	(39)	10	26%
Interest income	3	1	2	*
Loss on extinguishment of debt	—	(22)	22	*
Other income, net	—	4	(4)	*
Income before continuing operations before income taxes	116	150	(34)	(23)%
Income tax expense	(22)	(49)	27	55%
Income from continuing operations	94	101	(7)	(7)%
Income (loss) from discontinued operations, net of tax	1	(10)	11	*
Net income	$95	$91	$4	4%
Diluted earnings per share - net income	$0.66	$0.61	$0.05	8%

*not meaningful
NET SALES
Consolidated net sales for the second quarter of 2018 increased $69 million, or 9%, compared with the second quarter of 2017, due to higher net sales for our U.S. Wallboard and Surfaces, U.S. Performance Materials, U.S. Ceilings and Canada segments driven by increased shipments and higher average selling prices. Also driving the increase were sales of $8 million for USG Ceilings Plus. On a consolidated basis for the comparative periods, we estimate that our net sales were impacted by a favorable foreign currency translation of $3 million.
Consolidated net sales for the first six months of 2018 increased $88 million, or 6%, compared with the first six months of 2017. The increase primarily reflected higher sales for our U.S. Ceilings and Canada segments driven by increased shipments, higher average selling prices. Also contributing to the higher net sales were increased sales from our U.S. Wallboard and Surfaces and U.S. Performance Materials segments and sales of $21 million from USG Ceilings Plus. On a consolidated basis for the comparative periods, we estimate that our net sales were impacted by a favorable foreign currency translation of $10 million.
GROSS PROFIT
Gross profit for the second quarter of 2018 increased $16 million, or 10%, compared with the second quarter of 2017. Gross profit as a percentage of net sales was 20.9% for the second quarter of 2018, compared with 20.7% for the second quarter of 2017. The higher gross margin reflected higher volumes and higher average prices offset by increased costs per unit of products across our four consolidated segments and rising transportation costs. Also driving the increased gross margin was a gain of $13 million on the sale of a surplus property and $6 million in savings driven by our Advanced Manufacturing initiatives.
Gross profit for the first six months of 2018 decreased $4 million, or 1%, compared with the first six months of 2017. Gross profit as a percentage of net sales was 19.4% for the first six months of 2018, compared with 20.7% for the first six months of 2017. The lower gross margin reflected increased costs per unit of products across our four consolidated segments and higher transportation costs offset by higher volumes in our U.S. Performance Materials, U.S. Ceilings and Canada segments and higher average selling prices. Also contributing to the decrease in gross profit were costs incurred for the expansion of our Jacksonville and Delavan facilities offset by a gain of $13 million on the sale of a surplus property and $9 million in savings driven by our Advanced Manufacturing initiatives.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $109 million in the second quarter of 2018 compared to $73 million in the second quarter of 2017. As a percentage of net sales, selling and administrative expenses increased to 12.4% for the second quarter of 2018 from 9.0% for the second quarter of 2017. Our selling and administrative expenses for the second quarter of 2018 included $8 million in costs associated with the Merger, an $8 million charge for the termination of a marketing contract associated with U.S. Performance Materials products and $3 million in costs associated with the integration of Ceilings Plus and our business unit realignment. The remaining increase of $17 million primarily reflected increased marketing and compensation expenses in support of our strategy and increased costs for information technology related to system implementation.
Selling and administrative expenses totaled $202 million in the first six months of 2018 compared to $148 million in the first six months of 2017. As a percentage of net sales, selling and administrative expenses increased to 12.1% for the first six months of 2018 from 9.4% for the first six months of 2017. Our selling and administrative expenses for the first six months of 2018 included $9 million in costs associated with the Merger, an $8 million charge for the termination of a marketing contract associated with U.S. Performance Materials products, $6 million in costs associated with the integration of Ceilings Plus and our business unit realignment and a $5 million charge for a legal judgment on a contract dispute from 2004. The remaining $26 million increase in selling and administrative expenses primarily reflected increased marketing and compensation expenses in support of our strategy and increased costs for information technology related to system implementation.
INCOME FROM EQUITY METHOD INVESTMENTS
Income from equity method investments, primarily UBBP, in the second quarter of 2018 was $12 million, a decrease of $2 million, or 14%, from the second quarter of 2017. This reflected a decrease in income recorded by UBBP, due to lower margins in South Korea, Indonesia, Thailand and Vietnam and higher selling and administrative expenses partially offset by higher margins in Australia and China.
Income from equity method investments in the first six months of 2018 was $21 million, a decrease of $6 million from the first six months of 2017. The decrease reflected lower income recorded by UBBP, due to lower margins in South Korea, Indonesia, Thailand and Vietnam and higher selling and administrative expenses partially offset by higher margins in Australia and China.
INTEREST EXPENSE
Interest expense was $15 million in the second quarter of 2018, down $4 million, or 21%, from the second quarter of 2017, and was $29 million in the first six months of 2018, down $10 million, or 26%, from the first six months of 2017. The decrease in interest expense in both comparative periods reflected lower interest rates on outstanding debt.
LOSS ON EXTINGUISHMENT OF DEBT
In the first six months of 2017, we recorded a loss of $22 million on the extinguishment of debt. This included $21 million primarily for premiums paid as a result of a cash tender offer and repurchase of our 7.75% Notes and write-off of $1 million for deferred fees upon the amendment of our credit facility. See Note 6, Debt, to the condensed consolidated financial statements for additional information.

OTHER (EXPENSE) INCOME, NET
Other expense, net was $3 million in the second quarter of 2018 as compared to $2 million for the second quarter of 2017. During the second quarter of 2018, we recorded a loss of $8 million on the sale of our interest in a joint venture in South Africa partially offset by the non-service cost components of our pension and postretirement plan benefits of $5 million. The loss on sale was primarily driven by foreign currency losses included in equity that were recognized upon the disposition of the joint venture. During the second quarter of 2017, we recorded $7 million of pension settlement charges related to lump sum benefits paid to former USG employees and $3 million of net losses on foreign currency transactions offset by the non-service cost components of our pension and postretirement plan benefits of $8 million.
Other income, net was $0 million for the first six months of 2018 as compared to $4 million for the first six months of 2017. During the first six months of 2018, we recorded a loss of $8 million on the sale of our interest in a joint venture in South Africa and $2 million of net losses on foreign currency transactions offset by the non-service cost components of pension and postretirement plans of $10 million. During the first six months of 2017, we recorded $7 million of pension settlement charges related to lump sum benefits paid to former USG employees and $4 million of net losses on foreign currency transactions offset by non-service cost components of pension and postretirement plans of $15 million.
The decrease in the credits provided by the non-service cost components of pension and postretirement plans primarily reflected an increase in the net amortization of unrecognized costs, which includes a credit related to our U.S. postretirement plan as a result of a subsidy provided to retirees eligible for Medicare. The subsidy will end December 31, 2019 at which time there will be no remaining credit to be amortized to the income statement.
INCOME TAX EXPENSE
We recorded income tax expense of $13 million in the second quarter of 2018 from federal, foreign, state and local jurisdictions reflecting an effective tax rate of 18.3%, compared to income tax expense of $20 million in the second quarter of 2017, reflecting an effective tax rate of 30.3%. We recorded income tax expense of $22 million in the first six months of 2018 from federal, foreign, state and local jurisdictions reflecting an effective tax rate of 19.0%, compared to income tax expense of $49 million in the second quarter of 2017, reflecting an effective tax rate of 32.7%. The decline in the effective tax rate for both comparative periods was due primarily to the federal rate reduction from 35% to 21% as part of the 2017 Tax Act.

Segment Results of Operations
Net sales and operating profit (loss) for our consolidated reportable segments were as follows:

	Three months ended June 30,				Six months ended June 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2018	2017	$	%	2018	2017	$	%
Net sales
U.S. Wallboard and Surfaces	$512	$482	$30	6%	$953	$951	$2	—%
U.S. Performance Materials	105	100	5	5%	197	186	11	6%
U.S. Ceilings	139	118	21	18%	277	230	47	20%
Canada	121	104	17	16%	232	200	32	16%
Other	65	59	6	10%	125	115	10	9%
Eliminations	(62)	(52)	(10)	(19)%	(118)	(104)	(14)	(13)%
Total	$880	$811	$69	9%	$1,666	$1,578	$88	6%

Operating profit (loss)
U.S. Wallboard and Surfaces	$81	$78	$3	4%	$130	$157	$(27)	(17)%
U.S. Performance Materials	(6)	8	(14)	(175)%	(5)	14	(19)	(136)%
U.S. Ceilings	23	23	—	—%	42	43	(1)	(2)%
Canada	8	2	6	300%	10	4	6	150%
Other	4	1	3	300%	8	2	6	300%
Corporate	(35)	(17)	(18)	(106)%	(64)	(41)	(23)	(56)%
Total	$75	$95	$(20)	(21)%	$121	$179	$(58)	(32)%

* Not meaningful
U.S. Wallboard and Surfaces: Net sales in the second quarter of 2018 were $512 million, an increase of $30 million, or 6%, compared with the second quarter of 2017. The increase in net sales was due to the following:

	Sales		Volume		Price
(millions)	$	%	$	%	$	%
Change to Q2 2018 from Q2 2017
USG Sheetrock® brand gypsum wallboard	$10	4%	$5	2%	$5	2%
USG Sheetrock® brand joint compound	7	7%	4	4%	3	3%
Other	13
Total increase in net sales	$30
Sales for USG Sheetrock® brand gypsum wallboard increased $10 million in the second quarter of 2018 compared to the second quarter of 2017 due to higher shipments and higher average selling price. The increased volumes in the second quarter of 2018 primarily reflected increased shipments to big box retailers. The increase in the average selling price in the second quarter of 2018 was driven by the January 2018 price increase.
Sales of USG Sheetrock® brand joint compound increased $7 million on higher volumes and higher average selling price. The higher volume reflected the timing of purchases due to harsh weather in the first quarter of 2018. The increase in average selling price was driven by price increases in the third quarter of 2017 and the first quarter of 2018. Sales also increased by $13 million due to higher net sales of other products including glass-mat panels and joint compound accessory products, higher royalties and higher freight as a result of increased sales.

Operating profit of $81 million was recorded in the second quarter of 2018 compared to $78 million recorded in the second quarter of 2017. The increase of $3 million in operating profit reflected the following:

	Operating Profit	Volume	Price	Cost
(millions)	$	$	$	$
Change to Q2 2018 from Q2 2017
USG Sheetrock® brand gypsum wallboard	$(5)	$2	$5	$(12)
USG Sheetrock® brand joint compound	(1)	1	3	(5)
Other	9
Total increase in operating profit	$3
The increase in operating profit reflected a gain on sale of a surplus property of $13 million offset by lower gross profits for USG Sheetrock® brand gypsum wallboard and USG Sheetrock® brand joint compound and higher selling and administrative expenses. The decrease in gross profit for USG Sheetrock® brand gypsum wallboard reflected higher cost per unit partially offset by higher volumes and higher average selling price. The higher per unit cost primarily reflected an increase in costs per unit of 22% for fixed costs and 8% for conversion costs due to higher compensation costs, increase in costs per unit of 4% for raw materials, primarily for synthetic gypsum, gypsum rock and oil based commodity products and rising transportation costs.
The lower gross profit for USG Sheetrock® brand joint compound reflected a higher per unit cost offset by higher volumes and higher average selling price. The higher cost per unit for joint treatment reflected increased cost per unit for raw materials, primarily resin used for containers and transportation costs.
Offsetting the higher costs were $3 million of savings attributable to our Advanced Manufacturing initiatives. The increased selling and administrative expenses reflected increased compensation and marketing expenses.
U.S. Performance Materials: Net sales in the second quarter of 2018 were $105 million, up $5 million, or 5%, compared with the second quarter of 2017. The increase in net sales was due to the following:

	Sales		Volume		Price
(millions)	$	%	$	%	$	%
Change to Q2 2018 from Q2 2017
USG Durock® brand cement board	$2	7%	$1	3%	$1	4%
USG Performance Flooring	2	12%	2	12%	—	—%
Securock® brand roof boards	2	12%	—	—%	2	12%
USG Structural Panels	(2)	(41)%	(2)	(41)%	—	—%
Other	1
Total increase in net sales	$5
The increase in net sales was driven by higher volumes of USG Durock® brand cement board and USG Performance Flooring, which includes Levelrock® brand gypsum underlayment, and higher average selling price of Securock® brand roof boards offset by lower volumes of USG Structural Panels. The increased shipments of USG Performance Flooring reflected organic growth in key markets. The increase in the average selling price of Securock® brand roof boards reflected a price increase in April 2018. The decrease in volume of USG Structural Panels was driven by delays in the commencement of construction projects due to weather and contractor limitations. Also driving an increase in sales were higher sales of other products including Securock® ExoAir® 430 air barrier system.

Operating loss of $6 million was recorded in the second quarter of 2018 compared to an operating profit of $8 million in the second quarter of 2017. The decrease of $14 million reflected the following:

	Operating Profit	Volume	Price	Cost
(millions)	$	$	$	$
Change to Q2 2018 from Q2 2017
USG Durock® brand cement board	$1	$1	$1	$(1)
USG Performance Flooring	—	2	—	(2)
Securock® brand roof boards	—	—	2	(2)
USG Structural Panels	(1)	(1)	—	—
Other	(14)
Total decrease in operating profit	$(14)
The decrease in operating profit was driven primarily by an $8 million charge for penalties incurred for the termination of a marketing agreement for U.S. Performance Materials products and higher miscellaneous costs and selling and administrative expenses. The decrease also reflected higher cost per unit of USG Durock® brand cement board, USG Performance Flooring, including Levelrock® brand gypsum underlayment, and Securock® brand roof boards offset by a higher average selling price of USG Durock® brand cement board and Securock® brand roof boards and higher volumes of USG Durock® brand cement board and USG Performance Flooring. The increased cost per unit of USG Durock® brand cement board reflected higher raw material and transportation costs. The higher cost per unit of Levelrock® brand gypsum underlayment reflected higher labor and transportation costs. Offsetting the higher costs was $1 million of savings attributable to our Advanced Manufacturing initiatives. The increase in selling and administrative expenses was reflective of increased marketing and compensation expenses, including the addition of technical sales personnel, in support of our strategy and the investment to accelerate the adoption of new products.
U.S. Ceilings: Net sales in the second quarter of 2018 were $139 million, an increase of $21 million, or 18%, from the second quarter of 2017. The increase reflected the following:

	Sales		Volume		Price
(millions)	$	%	$	%	$	%
Change to Q2 2018 from Q2 2017
Ceiling grid	$8	18%	$4	9%	$4	9%
Ceiling tile	5	4%	3	3%	2	1%
Other	8
Total increase in net sales	$21
Sales of ceiling grid and ceiling tile increased driven by both volume and average selling price. The increase in sales of ceiling grid reflected increased volumes due to higher shipments to our retail customers and specialty dealers. A portion of the increased volumes reflected shipments in advanced of an announced price increase. Also driving the increase in sales in ceiling grid was higher average selling price resulting from multiple price increases from July 2017 to June 2018. The higher sales of ceiling tile were driven by increased shipments to our retail customers and specialty dealers and higher average selling price resulting from product mix. Further driving the increase in sales were $8 million of sales from USG Ceilings Plus for specialty ceilings.

Operating profit was $23 million for the second quarter of 2018, unchanged from the second quarter of 2017. The changes within operating profit reflected the following:

	Operating Profit	Volume	Price	Cost
(millions)	$	$	$	$
Change to Q2 2018 from Q2 2017
Ceiling grid	$4	$1	$4	$(1)
Ceiling tile	1	1	2	(2)
Other	(5)
Total change in operating profit	$—
Ceiling grid and ceiling tile both recorded higher gross profit for the second quarter of 2018 as compared to the second quarter of 2017 due to higher volumes and higher average selling price partially offset by higher costs per unit. The higher cost per unit for ceiling grid was driven primarily by increased raw material costs, particularly steel. The increased cost per unit for ceiling tile was due to increased cost for raw materials, primarily mineral fiber costs, and for fixed costs partially offset by lower energy costs. The increased higher costs per unit for both ceiling grid and ceiling tile were slightly offset by $1 million in savings from our Advanced Manufacturing initiatives.
These increased gross profits were offset by higher selling and administrative expenses of $5 million, inclusive of $3 million for USG Ceilings Plus. The increase in selling and administrative expenses was driven by increased sales and marketing expenses and $1 million of integration costs.
Canada: Net sales for our Canada segment in the second quarter of 2018 were $121 million, an increase of $17 million from $104 million in the second quarter of 2017. Sales of gypsum wallboard increased $6 million due to an increase of 7% in volume and 3% in average selling price. The increase in volumes reflected sales to new customers. Also impacting sales were increased sales of other products of $7 million and a favorable impact of currency translation of $4 million.
Operating profit in the second quarter of 2018 increased $6 million compared to the second quarter of 2017. Gross profit of gypsum wallboard increased $2 million due to higher volume and higher average selling price offset by higher per unit cost. Gross profit of other products increased $4 million. Selling and administrative expenses increased by $1 million in the second quarter of 2018 offset by a favorable currency impact to operating profit of $1 million.
USG Boral Building Products: The following reflects the net sales and operating profit as recorded by UBBP and the equity income recorded by USG.

	Three months ended June 30:				Six months ended June 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2018	2017	$	%	2018	2017	$	%
Net sales	$297	$287	$10	3%	$584	$563	$21	4%
Operating profit	31	40	(9)	(23)%	59	75	(16)	(21)%
Income from equity method investments - UBBP	12	14	(2)	(14)%	21	27	(6)	(22)%
Net sales for UBBP were $297 million in the second quarter of 2018 compared to $287 million for the second quarter of 2017. The increase of $10 million reflected increased plasterboard shipments in Thailand, China and Australia offset by lower shipments in South Korea, Indonesia and Singapore. Total plasterboard shipments decreased to 1.18 billion square feet for the second quarter of 2018 from 1.21 billion square feet for the second quarter of 2017. Shipments of certain adjacent products, primarily metal studs, increased in the second quarter of 2018 from the second quarter of 2017 offset by lower volumes of surface products. Currency translation drove a favorable impact of $4 million.
Operating profit was $31 million in the second quarter of 2018 as compared to $40 million in the second quarter of 2017. Operating profit in 2018 reflected lower margins in South Korea, Indonesia, Thailand and Vietnam offset by improved margins in Australia and China. Lower margins were reflective of higher input costs, including energy and raw materials of waste paper, steel, and gypsum. UBBP quarterly results also included higher selling and administrative expenses offset by a favorable currency impact of $1 million.

Our share of net income of UBBP decreased $2 million in the second quarter of 2018 as compared to the second quarter of 2017. The decrease reflected lower net income recorded by UBBP.
Corporate: The operating loss for Corporate increased to $35 million in the second quarter of 2018 compared with $17 million in the second quarter of 2017. The increase reflected Merger related costs of $8 million and transaction costs of $2 million, including those associated with business unit realignment. The remaining increase of $8 million primarily reflected higher compensation costs.
Liquidity and Capital Resources
As of June 30, 2018, we had $342 million of cash and cash equivalents and marketable securities compared with $493 million as of December 31, 2017. See discussion below under Cash Flows for explanation of this change. Our total liquidity as of June 30, 2018 was $518 million compared to $648 million as of December 31, 2017 (including $176 million and $155 million, respectively, of borrowing availability under our credit facility). The decrease in liquidity reflected payments for our share repurchase program, capital expenditures, pension contributions and for incentives and the redemption of customer rebates.
We invest in cash equivalents and marketable securities pursuant to an investment policy that has preservation of principal as its primary objective. The policy includes provisions regarding diversification, credit quality and maturity profile that are designed to minimize the overall risk profile of our investment portfolio. The securities in the portfolio are subject to normal market fluctuations. See Note 5, Marketable Securities, to the condensed consolidated financial statements for additional information regarding our investments in marketable securities.
Total debt, consisting of senior notes and industrial revenue bonds, amounted to $1.078 billion ($1.089 billion in aggregate principal amount less $11 million of debt issuance costs) as of June 30, 2018 and $1.078 billion ($1.089 billion in aggregate principal amount less $11 million of debt issuance costs) as of December 31, 2017. During the six months ended June 30, 2018, there were no borrowings under our revolving credit facility and no borrowings outstanding at period-end.
We maintain a credit facility with a maximum borrowing limit of $220 million (including a $50 million borrowing sublimit for CGC) that is available to fund working capital needs and other general corporate purposes and matures on May 1, 2022. The facility is guaranteed by certain of our significant subsidiaries and secured by such parties' eligible trade receivables and inventory. The maximum borrowing limit under the credit agreement may be increased up to $450 million at our request and with our lenders’ approval. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock. The credit agreement specifies that the maximum principal that may be borrowed is impacted by any outstanding borrowings and letters of credit under the credit agreement, by a borrowing base (comprised of eligible trade receivables and inventory), and the minimum excess availability that may be required due to the Covenant Trigger Threshold, described below, being applicable. As of June 30, 2018, the maximum principal we could borrow after taking into account the foregoing factors was approximately $176 million.
The credit agreement contains a covenant that would require us to maintain a minimum fixed charge coverage ratio of not less than 1.0-to-1.0 in the event that excess availability falls below the Covenant Trigger Threshold equal to 10% of the lesser of (a) the aggregate revolving commitment and (b) the aggregate of the USG and CGC borrowing base. As of June 30, 2018, our fixed charge coverage ratio was 0.94-to-1.0; and therefore, we are required to maintain minimum excess availability of no less than the Covenant Trigger Threshold so that the financial covenant will remain inapplicable. Currently, that amount would be approximately $22 million.
Under the Merger Agreement, we are prohibited from incurring, guaranteeing or assuming any indebtedness, or issuing or selling any debt securities, guarantees, loans or advances that were not in existence as of the date of the Merger Agreement, subject to certain exceptions.

CASH FLOWS
The following table presents a summary of our cash flows:

	Six months ended June 30,
(millions)	2018	2017
Net cash provided by (used for):
Operating activities from continuing operations	$18	$129
Investing activities from continuing operations	(88)	(70)
Financing activities from continuing operations	(77)	(126)
Discontinued operations	1	5
Effect of exchange rate changes on cash	(2)	6
Net (decrease) increase in cash and cash equivalents	$(148)	$(56)
Operating Activities: Net cash provided by operating activities was lower for the first six months of 2018 compared to the first six months of 2017 due to lower operating profit and a $50 million cash contribution to the USG Corporation Retirement Plan in the second quarter of 2018. The pension contribution for 2017 was made in the third quarter. Also driving the decrease was a higher net cash outflow for working capital of $121 million in the first six months of 2018 as compared to a cash outflow of $102 million in the first six months of 2017. The increase in cash outflows reflected an increase in receivables of $59 million due to higher sales in the current quarter and an increase in inventories of $8 million due to higher costs for raw materials. This is offset by a decrease of $39 million in accrued expenses due to lower payments for incentive plans and interest and a decrease of $9 million in accounts payable.
As of June 30, 2018, working capital (current assets less current liabilities) amounted to $551 million, and the ratio of current assets to current liabilities was 2.34-to-1. As of December 31, 2017, working capital amounted to $576 million, and the ratio of current assets to current liabilities was 2.39-to-1.
Investing Activities: Net cash used for investing activities was $88 million for the first six months of 2018 compared to $70 million for the first six months of 2017. The increase in the use of cash reflected higher cash outflows for capital expenditures offset by proceeds received for the sale of a surplus property of $14 million and for the sale of our interest in a joint venture in South Africa of $3 million, higher cash inflows for marketable securities and a working capital true up for our acquisition of Ceilings Plus. The net activity of purchases and sales or maturities of marketable securities was a cash inflow of $2 million for the six months ended June 30, 2018 as compared to a cash outflow of $1 million for the six months ended June 30, 2017.
The increase in capital expenditures to $109 million in the first six months of 2018 from $72 million in the first six months of 2017 reflected expenditures for the replacement, modernization and expansion of operations, including Advanced Manufacturing initiatives. Approved capital expenditures totaled $197 million as of June 30, 2018 compared with $172 million as of December 31, 2017.
Financing Activities: Net cash used for financing activities for the first six months of 2018 was $77 million compared to $126 million for the first six months of 2017. The decrease in cash outflows reflected the redemption of $500 million of our 7.75% Notes including tender premiums for $520 million offset by the issuance of $500 million of our 4.875% Notes during the first six months of 2017. There were no redemptions or issuance of debt during the same time period of 2018. Also driving the decrease was lower purchases of our common stock under the approved share repurchase program in 2018 as we suspended purchases under the program in April 2018.
Discontinued Operations: Net cash provided by discontinued operations for the first six months of 2018 was $1 million compared to $5 million for the first six months of 2017. The net cash inflow in 2017 primarily reflected a working capital adjustment associated with the sale of L&W.
DEFINED BENEFIT PLANS
During the first six months of 2018, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $1 million to our domestic supplemental pension plan and $2 million to our pension plans in Canada. We expect to make total contributions to our pension and postretirement plans in 2018 of approximately $60 million.
LIQUIDITY OUTLOOK
In the first six months of 2018, our investing cash outflows included $109 million of capital expenditures. In total for 2018, we plan to spend approximately $250 million on capital expenditures, which includes $90 million for Advanced Manufacturing projects to standardize and automate production across our businesses, approximately $95 million for growth investments and approximately $65 million for maintenance, while reducing manufacturing costs and increasing efficiency, across our Gypsum and Ceilings businesses.
We also plan to incur approximately $395 million in selling and administrative expenses in 2018, which incorporates additional expenses incurred and expected to be incurred associated with the Merger and additional expenses resulting from the termination of a marketing contract associated with U.S. Performance Materials products. Our expectation of 2018 selling and administrative expenses also includes $31 million on strategic investments to support and grow our businesses and $15 million on integration and divisional realignment costs. Interest payments, based on our current level of outstanding debt, are expected to decrease to $57 million in 2018 compared with $85 million in 2017 which is primarily driven by lower interest rates due to the refinancing of our 7.75% Notes to our 4.875% Notes.
We expect to make tax payments of approximately $8 million for foreign jurisdictions. Our utilization of our NOL carryforwards will limit our cash payments for U.S. income taxes.
The 2017 Tax Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% and creating a quasi-territorial tax system with a one-time mandatory tax on previously deferred foreign earnings. Excluding the impact of any discrete items, the provisions of the 2017 Tax Act are expected to reduce our effective tax rate in 2018 by approximately 10 to 13 percentage points compared to what the rate would have otherwise been in the absence of the 2017 Tax Act. Amounts adjusted in the measurement period under SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act," which has been codified as ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118  (SEC Update)," will be recorded as discrete items in the period in which the accounting for these items is complete. Our estimate of our effective tax rate does not include an estimate for the resolution of items which we identified as provisional. In addition, the ultimate impact on our effective tax rate will vary based upon the percentage of pretax earnings that we generate in the United States as compared to the rest of the world. See Note 13, Income Taxes, to our condensed consolidated financial statements for additional information regarding those items and our NOL carryforwards. We do not anticipate that resolution of such items will result in a material change to our estimate of the effective tax rate or the impact on cash paid for taxes.
We expect to fund our capital expenditures, our selling and administrative expenses and our interest and tax payments with cash from operations or cash on hand.
On February 1, 2018, we announced that our Board of Directors approved a $250 million increase to our stock repurchase program, bringing the total authorization to $500 million. As of June 30, 2018, we have repurchased $260 million, leaving $240 million of authorization remaining. The program remains in effect and has no set expiration date; however, there has been no repurchase activity under the program since April 2018. In addition, the Merger Agreement limits our ability to repurchase shares of our common stock, subject to certain exceptions, and share repurchases under the program will not continue so long as the Merger Agreement is in effect and has not been terminated.
The Merger Agreement provides for USG to declare the conditional special dividend of $0.50 per share to all holders of USG common stock on the record date for the Special Meeting. The conditional special dividend is conditioned on the Merger Agreement being adopted by our stockholders at the Special Meeting and would be paid following certification of the results of the Special Meeting. The Merger Agreement also contains certain termination rights for both USG and Knauf. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Knauf a termination fee of $215 million (including under specified circumstances in connection with our entry into an agreement with respect to a superior proposal, as defined in the Merger Agreement).
Since formation, UBBP was funded from its net cash flows from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund. UBBP targets the distribution of 50% of combined after tax profits to each of USG and Boral; however, this dividend may be adjusted by the UBBP board with unanimous resolution. Through the first six months of 2018, UBBP paid cash dividends on earnings through March 2018, of which our 50% share totaled $16 million.
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
Recently Issued Accounting Pronouncements
See Part 1, Item 1, Note 1, Organization, Consolidation and Presentation of Financial Statements, to the condensed consolidated financial statements for information related to new accounting standards.
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
See Note 14, Litigation, to the condensed consolidated financial statements for further information regarding the foregoing lawsuits and other legal matters.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we filed with the Securities and Exchange Commission on February 14, 2018, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2018.

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions, including, but not limited to, statements regarding the Merger with Knauf, including expected timing, completion and effects of the Merger. Any forward-looking statements represent our views only as of the date of this report and should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation to update any forward-looking statement. Forward-looking statements also include, but are not limited to, statements under the following headings: (1) “Management’s Discussion and Analysis” about (a) market conditions and outlook, including anticipated growth in new residential and nonresidential construction, repair and remodel spending, and the construction industries in the U.S. and Canada, anticipated growth or decline in countries within the UBBP territory, UBBP's effect on the cyclicality of our North American businesses, U.S. industry shipments of gypsum board, demand for gypsum wallboard and industry capacity utilization rate, and our selling prices and margins; (b) expected contributions to our pension and postretirement plans; (c) our liquidity outlook, including our capital expenditures, selling and administrative expenses, and interest and tax payments, and the funding thereof, our estimate of our effective tax rate and the impact on cash paid for taxes, the timing and funding of our stock repurchase program, UBBP’s dividend policy and its ability to self-fund, and cash requirements and adequacy of resources to fund them; and (d) the outcome and effect of ongoing and future legal and governmental proceedings; and (2) “Legal Proceedings” about the outcome and effect of ongoing and future legal and governmental proceedings.
Some of the other risk factors that affect our business and financial results are discussed under “Risk Factors” in this report and our most recent Annual Report on Form 10-K. We wish to caution the reader that actual business, market or other conditions, including the “Risk Factors” discussed in this report and our most recent Annual Report on Form 10-K or in our other SEC filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since December 31, 2017.
ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, or the Act), have concluded that, as of the end of the quarter covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 14, Litigation, to the condensed consolidated financial statements and Part I, Item 2, Legal Contingencies for additional information regarding legal proceedings.
ITEM 1A. RISK FACTORS
There is no material change in the information reported under "Part I-Item 1A-Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 with the exception of the following:
The Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition and the market price of our common stock.
There can be no assurance that the Merger will be completed in the expected timeframe, or at all. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including (i) the adoption of the Merger Agreement by the affirmative vote of holders of at least 80 percent of the outstanding shares of our common stock; (ii) the receipt of all consents, approvals or authorizations of, declarations or filings under other applicable competition laws and foreign investment laws; (iii) the absence of certain legal impediments preventing the completion of the Merger; and (iv) the accuracy of the representations and warranties of the parties and the compliance by the parties with their respective covenants in the Merger Agreement.

There can be no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or that the Merger will be completed in a timely manner or at all. Many of the conditions to completion of the Merger are not within either our or Knauf’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Even if regulatory approval is obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on us. Further, though not a condition to completion of the Merger, there is a risk of availability of sufficient financing available to Knauf to allow it to pay the Merger consideration.

If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management and resources towards the Merger, for which we will have received little or no benefit if completion of the Merger does not occur. We may also experience negative reactions from our investors, employees, suppliers and customers. In addition, if the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Knauf a termination fee of $215 million (including under specified circumstances in connection with our entry into an agreement with respect to a superior proposal, as defined in the Merger Agreement).

The announcement and pendency of the Merger could adversely affect our business, results of operations, financial condition and the market price of our common stock.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, results of operations, financial condition and the market price of our common stock. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger: (i) the risk that, in connection with the execution of the Merger Agreement, Boral has the right to exercise its option to acquire our ownership of UBBP; (ii) the effect of restrictions placed on us and our subsidiaries’ ability to operate our businesses under the Merger Agreement, including our ability to pursue alternatives to the proposed transaction; (iii) the risk of disruption resulting from the proposed transaction, including the diversion of our management’s attention from ongoing business operations; (iv) the effect of the announcement of the proposed transaction on our ability to retain and hire employees; (v) the effect of the announcement of the proposed transaction on our business relationships, operating results and businesses generally; (vi) the occurrence of any event giving rise to the right of a party to terminate the Merger Agreement; and (vii) the effect of any legal proceedings that may be instituted against us related to the Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, two of our non-employee directors deferred all or a portion of their quarterly retainers for service as a director that they were entitled to receive on June 30, 2018 under our Non-Employee Director Compensation Program into an aggregate total of approximately 612 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in shares of common stock following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
(b) Not applicable
(c) On February 1, 2017, we announced that our Board of Directors approved a stock repurchase program of $250 million, and on February 1, 2018 we announced an increase in this stock repurchase program, bringing the total size of the program to $500 million. Under the program, we may repurchase shares from time to time in open market transactions or in privately negotiated transactions in accordance with applicable securities laws, including under plans complying with Rule 10b5-1 under the Exchange Act. The program remains in effect and has no set expiration date; however, there has been no repurchase activity under the program since April 2018. In addition, the Merger Agreement limits our ability to repurchase shares of our common stock, subject to certain exceptions, and share repurchases under the program will not continue so long as the Merger Agreement is in effect and has not been terminated. The following table provides information about purchases of our common stock we made during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares repurchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
April 1, 2018 to April 30, 2018	344,084	$40.14	344,084	$240
May 1, 2018 to May 31, 2018	—	$—	—	$240
June 1, 2018 to June 30, 2018	—	$—	—	$240
Total	344,084		344,084
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit

2.1
Agreement and Plan of Merger, dated June 10, 2018, by and among USG Corporation, Gebr. Knauf KG and World Cup Acquisition Corporation (incorporated by reference to Exhibit 2.1 to USG Corporation's Current Report on Form 8-K dated June 11, 2018)**

10.1	USG Corporation Dividend Make-Whole Amount Plan*

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of income for the three and six months ended June 30, 2018 and 2017, (2) the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017, (3) the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, (4) the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 and (5) notes to the condensed consolidated financial statements. *

*	Filed or furnished herewith
**
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

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

July 25, 2018