Form 10-Q
period 2018-09-30
USG CORP
filed 2018-10-25
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Registrant’s telephone number, including area code (312) 436-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of September 30, 2018 was 139,755,820.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per-share and share data)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales	$851	$795	$2,517	$2,373
Cost of products sold	699	633	2,042	1,884
Gross profit	152	162	475	489
Selling and administrative expenses	83	71	285	219
Operating profit	69	91	190	270
Income from equity method investments	12	15	33	42
Interest expense	(14)	(15)	(43)	(54)
Interest income	2	1	5	2
Loss on extinguishment of debt	—	—	—	(22)
Other income, net	4	1	4	5
Income from continuing operations before income taxes	73	93	189	243
Income tax expense	(15)	(27)	(37)	(76)
Income from continuing operations	58	66	152	167
Income (loss) from discontinued operations, net of tax	1	—	2	(10)
Net income	$59	$66	$154	$157

Earnings per average common share - basic:
Income from continuing operations	$0.42	$0.47	$1.08	$1.16
Income (loss) from discontinued operations	—	—	0.01	(0.07)
Net income	$0.42	$0.47	$1.09	$1.09

Earnings per average common share - diluted:
Income from continuing operations	$0.41	$0.46	$1.06	$1.14
Income (loss) from discontinued operations	—	—	0.01	(0.07)
Net income	$0.41	$0.46	$1.07	$1.07

Average common shares	139,943,168	142,103,717	140,328,443	145,054,965
Dilutive awards under long-term incentive plan	2,902,210	2,389,428	2,255,947	2,312,816
Deferred shares for non-employee directors	23,948	188,546	—	216,242
Average diluted common shares	142,869,326	144,681,691	142,584,390	147,584,023

Cash dividend declared per share	$0.50	$—	$0.50	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(millions)
	2018	2017	2018	2017
Net income	$59	$66	$154	$157

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Gain (loss) on derivatives qualifying as cash flow hedges, net of tax (benefit) of $0, ($2), $0 and ($7), respectively	(1)	(3)	1	(11)
Less: Reclassification adjustment for loss on derivatives included in net income, net of tax (benefit) of $0, ($1), $0, ($1), respectively	(1)	—	(3)	(1)
Net derivatives qualifying as cash flow hedges	—	(3)	4	(10)

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax (benefit) of $0, ($10), $0 and ($8), respectively	(1)	(15)	2	(12)
Less: Amortization of prior service cost included in net periodic pension cost, net of tax (benefit) of ($1), ($2), ($2) and ($9), respectively	(1)	(1)	(4)	(13)
Net pension and postretirement benefits	—	(14)	6	1

Foreign currency translation:
Changes in foreign currency translation, net of tax of $0 in all periods	4	10	(22)	58
Less: Translation loss realized upon sale of foreign equity method investment, net of tax (benefit) of $0, $0, ($2) and $0, respectively	—	—	(4)	—
Net foreign currency translation	4	10	(18)	58

Other comprehensive income, net of tax	$4	$(7)	$(8)	$49

Comprehensive income	$63	$59	$146	$206

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions, except share data)	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$329	$394
Short-term marketable securities	61	62
Receivables (net of reserves 2018 - $10 and 2017 - $9)	303	233
Inventories	288	252
Income taxes receivable	16	15
Other current assets	34	35
Total current assets	1,031	991
Long-term marketable securities	38	37
Property, plant and equipment (net of accumulated depreciation and depletion - 2018 - $2,146 and 2017 - $2,053)	1,814	1,762
Deferred income taxes	252	287
Equity method investments	671	686
Goodwill and intangible assets	41	43
Other assets	43	45
Total assets	$3,890	$3,851
Liabilities and Stockholders’ Equity
Accounts payable	$284	$280
Accrued expenses	132	135
Dividend payable	72	—
Income taxes payable	2	—
Total current liabilities	490	415
Long-term debt	1,079	1,078
Deferred income taxes	5	4
Pension and other postretirement benefits	281	326
Other liabilities	172	183
Total liabilities	2,027	2,006
Stockholders' Equity:
Preferred stock	—	—
Common stock	15	15
Treasury stock at cost	(209)	(169)
Additional paid-in capital	3,039	3,057
Accumulated other comprehensive loss	(397)	(389)
Retained earnings (accumulated deficit)	(585)	(669)
Total stockholders’ equity	1,863	1,845
Total liabilities and stockholders’ equity	$3,890	$3,851
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Nine months ended September 30,
	2018	2017
Operating Activities
Net income	$154	$157
Less: Income (loss) from discontinued operations, net of tax	2	(10)
Income from continuing operations	152	167
Adjustments to reconcile net income from continuing operations to net cash:
Depreciation, depletion and amortization	113	98
Loss on extinguishment of debt	—	22
Share-based compensation expense	15	13
Deferred income taxes	33	75
Gain on asset dispositions	(13)	—
Loss on sale of equity method investment	8	—
Income from equity method investments	(33)	(42)
Dividends received from equity method investments	16	23
Pension settlement	—	10
Change in operating assets and liabilities	(152)	(164)
Other, net	8	1
Net cash provided by operating activities of continuing operations	147	203
Net cash provided by (used for) operating activities of discontinued operations	2	(1)
Net cash provided by operating activities	149	202
Investing Activities
Purchases of marketable securities	(75)	(75)
Sales or maturities of marketable securities	73	69
Capital expenditures	(159)	(109)
Net proceeds from asset dispositions	14	2
Net proceeds from sale of equity method investment	3	—
Working capital adjustment from acquisition of business	2	—
Receipt of collection on loan from former joint venture	2	—
Insurance proceeds	—	1
Net cash used for investing activities of continuing operations	(140)	(112)
Net cash provided by investing activities of discontinued operations	—	6
Net cash used for investing activities	(140)	(106)
Financing Activities
Issuance of debt	—	500
Repayment of debt	—	(520)
Payment of debt issuance fees	—	(8)
Issuance of common stock	10	3
Repurchase of common stock	(76)	(153)
Repurchases of common stock to satisfy employee tax withholding obligations	(7)	(4)
Net cash used for financing activities of continuing operations	(73)	(182)
Effect of exchange rate changes on cash from continuing operations	(1)	6
Net decrease in cash and cash equivalents from continuing operations	(67)	(85)
Net increase in cash and cash equivalents from discontinued operations	2	5
Net decrease in cash and cash equivalents	(65)	(80)
Cash and cash equivalents at beginning of period	394	427
Cash and cash equivalents at end of period	$329	$347

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$39	$66
Income taxes paid, net of refunds received	5	13
Noncash Investing and Financing Activities:
Amount in accounts payable for capital expenditures	14	12
Dividend payable	72	—
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

1.	Organization, Consolidation and Presentation of Financial Statements

PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the entire year.
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

The effect of the adoption of ASU 2017-07 on our condensed consolidated statements of income for the three and nine months ended September 30, 2017 was as follows.

(millions)	Three months ended September 30, 2017			Nine months ended September 30, 2017
	As Restated	Adjustment for Adoption of ASU 2017-07	As Previously Reported	As Restated	Adjustment for Adoption of ASU 2017-07	As Previously Reported
Gross profit	$162	$(1)	$163	$489	$(6)	$495
Operating profit	91	(2)	93	270	(10)	280
Other income, net	1	2	(1)	5	10	(5)
Net income	66	—	66	157	—	157
We adopted ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" on January 1, 2018 using the retrospective transition method. Topic 230 addresses specific cash flow issues with the stated objective of reducing the existing diversity in practice. There was no impact on adoption to our condensed consolidated cash flow statements and disclosures as we were already compliant with the provisions of the standard.
We adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and all related amendments on January 1, 2018 using the modified retrospective method and practical expedients. Topic 606 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)" and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
On January 1, 2018, we recorded an increase of $2 million to our opening balance of retained earnings for the cumulative effect of adopting Topic 606. The adjustment related to a change to the point in time at which we record revenue for most customers. Prior period amounts have not been restated and continue to be reported under the legacy accounting guidance of Topic 605. As of and for the three and nine months ended September 30, 2018, the impact of applying Topic 606 as compared to applying Topic 605 is immaterial to our financial statements.
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
Shipping and Handling Costs
We include shipping and handling costs billed to customers in net sales and account for related costs as fulfillment activities. We present the costs in cost of products sold when control of our products transfers to the customer.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2018, the Financial Accounting Standards Board, or FASB, issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for us on January 1, 2020, and earlier adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". Topic 326 eliminates the probable initial recognition threshold and, instead, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This standard is effective for us on January 1, 2020 and earlier adoption is permitted. We are currently evaluating the impact of Topic 326 on our consolidated financial position, results of operations and disclosures. We do not expect the adoption of Topic 326 to have a significant impact to our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes existing lease guidance. The new standard requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of Topic 842. We will adopt the new standard on January 1, 2019 using the modified retrospective transition method and will record a cumulative-effect adjustment to the opening balance of retained earnings at the adoption date. We are currently finalizing our accounting policies, implementing a new leasing system, determining changes needed in current processes for lease accounting and verifying the completeness of our lease population and, thus, we are unable to quantify the financial statement impact at this time. The adoption of Topic 842 is expected to have a significant impact on our consolidated balance sheets and increase our disclosures on leases.
2.    Acquisitions and Dispositions

Acquisition of Ceilings Plus
On November 30, 2017, we completed our acquisition of Ceilings Plus for $50 million, net of working capital adjustments. The addition of Ceilings Plus to our U.S. Ceilings segment expands our operations in the specialty ceilings markets. We finalized our valuation in the second quarter of 2018. The fair value of tangible assets acquired, less liabilities assumed, in connection with the Ceilings Plus acquisition was $15 million. The fair value of intangible assets acquired, which included customer relationships and trade names, totaled $20 million. The resulting goodwill recorded was $15 million and all is expected to be deductible for tax purposes. The goodwill consists largely of Ceilings Plus' expected future product sales and synergies with the existing U.S. Ceilings product offerings.
Discontinued Operations
On October 31, 2016, we completed the sale of our L&W Supply, or L&W, distribution business to ABC Supply. For the nine months ended September 30, 2017, we recorded a loss of $10 million, net of tax, to "Income (loss) from discontinued operations", of which $9 million related to L&W and primarily reflected a pension settlement charge related to lump sum benefits paid to former employees of L&W.
For the three and nine months ended September 30, 2018, we recorded sales of $120 million and $337 million, respectively, and cash inflows related to payments on trade receivables during those same periods of $131 million and $342 million, respectively, which included sales to L&W pursuant to the supply agreement entered into upon the close of the sale. For the comparative periods in 2017, we recorded sales of $122 million and $387 million, respectively, and cash inflows related to payments on trade receivables of $112 million and $364 million, respectively.
3.    Equity Method Investments
Equity method investments as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018		December 31, 2017
(dollars in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
USG Boral Building Products	$669	50%	$679	50%
Other equity method investments	2	50%	7	33% - 50%
Total equity method investments	$671		$686
INVESTMENT IN USG BORAL BUILDING PRODUCTS
UBBP is our 50/50 joint ventures with Boral Limited, or Boral. We account for our investment in UBBP using the equity method of accounting. Through the first nine months of 2018, UBBP paid cash dividends on its earnings through March 2018 of which our 50% share totaled $16 million. As of September 30, 2018, the amount of our consolidated retained earnings which represents undistributed earnings from UBBP was $78 million.
In the event certain U.S. Dollar denominated performance targets are satisfied by UBBP, we will be obligated to pay Boral an earnout payment of up to $50 million based on performance through 2019. We have not recorded a liability for this earnout payment as we have concluded that it is not probable that the five-year performance target will be achieved. If our conclusion on the probability of achievement changes, we will record a liability representing the present value of the earnout payment with a corresponding increase to our investment.

UBBP is operated in accordance with the terms of a Shareholders Agreement. The Shareholders Agreement provides that a change of control with respect to one party constitutes an event of default that allows the non-defaulting party the opportunity to purchase the defaulting shareholder's interest in UBBP for fair market value, as determined in accordance with the Shareholders Agreement. On August 28, 2018, Boral delivered a default notice under the Shareholders Agreement to commence the process to establish the fair market value of our 50% interest in UBBP. Once fair market value is established, Boral will have the right to purchase our 50% interest in UBBP, in each case in accordance with the Shareholders Agreement.  Boral’s exercise of its right to purchase our 50% interest in UBBP could occur prior to the closing of the Merger Agreement, in which case we would receive the cash proceeds for our interest, and we would no longer own an interest in UBBP.
Our underlying net assets in our investments are denominated in a foreign currency, and translation gains or losses will impact the recorded value of our investments. Translation gains or losses recorded in other comprehensive income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2018	2017	2018	2017
Translation (loss) gain	$(7)	$5	$(28)	$28
Summarized financial information for UBBP is as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2018	2017	2018	2017
USG Boral Building Products
Net sales	$305	$324	$889	$887
Gross profit	81	98	243	275
Operating profit	32	43	91	118
Income from continuing operations before income taxes	36	47	103	129
Net income	24	32	69	86
Net income attributable to USG Boral Building Products	24	30	67	83
USG share of income from investment accounted for using the equity method	12	15	33	42
TRANSACTIONS WITH UBBP
Our U.S. Wallboard and Surfaces and U.S. Performance Materials segments sell products to UBBP. Total sales to UBBP for the three and nine months ended September 30, 2018 and 2017 were immaterial.
In 2014, in connection with the formation of UBBP, we contributed our ownership interest in a joint venture in China to UBBP, but retained our loan receivable from this joint venture. During the third quarter of 2018, we received a $2 million payment on the loan receivable. As of September 30, 2018 and December 31, 2017, the loan receivable, including interest, totaled $11 million and $13 million, respectively, and is included in "Other assets" on our accompanying condensed consolidated balance sheets.
INVESTMENT IN SOUTH AFRICA JOINT VENTURE
During the second quarter of 2018, we completed the sale of our 33% interest in a joint venture in South Africa for approximately $3 million. We recorded a loss on the sale of $8 million in "Other income, net" on our accompanying condensed consolidated income statements for the nine months ended September 30, 2018. The loss, which totaled $5 million net of tax, was driven primarily by foreign currency losses included in equity that were recognized upon the disposition of the joint venture and was recorded within Other, as it does not relate to a reportable segment.

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

	Three months ended September 30,		Nine months ended September 30,
(millions)	2018	2017	2018	2017
Net Sales:
U.S. Wallboard and Surfaces	$487	$466	$1,440	$1,417
U.S. Performance Materials	101	92	298	278
U.S. Ceilings	143	125	420	355
Canada	110	100	342	300
Other	66	63	191	178
Eliminations	(56)	(51)	(174)	(155)
Total	$851	$795	$2,517	$2,373

Operating Profit (Loss):
U.S. Wallboard and Surfaces	$64	$71	$194	$228
U.S. Performance Materials	(1)	6	(6)	20
U.S. Ceilings	24	25	66	68
Canada	6	3	16	7
Other	4	6	12	8
Corporate	(28)	(20)	(92)	(61)
Total	$69	$91	$190	$270

Net sales disaggregated by product type were as follows:

	Three months ended September 30, 2018
(millions)	U.S. Wallboard and Surfaces	U.S. Performance Materials	U.S. Ceilings	Canada	Other	Total
Wallboard	$253	$—	$—	$65	$20	$338
Surfaces and industrial products	145	—	—	21	7	173
Underlayment	—	69	—	3	11	83
Building envelope and structural	—	21	—	—	—	21
Ceiling tile and grid	—	—	122	10	8	140
Specialty ceilings	—	—	15	3	—	18
Other products	25	—	1	2	18	46
Total product sales	423	90	138	104	64	819
Other miscellaneous sales (a)	64	11	5	6	2	88
Total sales before eliminations	487	101	143	110	66	907
Eliminations	(31)	(6)	(11)	(8)	—	(56)
Total net sales	$456	$95	$132	$102	$66	$851

	Nine months ended September 30, 2018
(millions)	U.S. Wallboard and Surfaces	U.S. Performance Materials	U.S. Ceilings	Canada	Other	Total
Wallboard	$743	$—	$—	$196	$57	$996
Surfaces and industrial products	441	—	—	67	21	529
Underlayment	—	204	—	8	31	243
Building envelope and structural	—	62	—	1	1	64
Ceiling tile and grid	—	—	359	34	25	418
Specialty ceilings	—	—	48	7	—	55
Other products	75	—	1	10	51	137
Total product sales	1,259	266	408	323	186	2,442
Other miscellaneous sales (a)	181	32	12	19	5	249
Total sales before eliminations	1,440	298	420	342	191	2,691
Eliminations	(92)	(19)	(38)	(25)	—	(174)
Total net sales	$1,348	$279	$382	$317	$191	$2,517

(a)	Other miscellaneous sales primarily includes shipping and handling costs billed to customers.

5.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in AOCI on our accompanying condensed consolidated balance sheets.
Our investments in marketable securities consisted of the following:

	As of September 30, 2018		As of December 31, 2017
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$74	$74	$68	$68
U.S. government and agency debt securities	3	3	6	6
Asset-backed debt securities	14	14	11	11
Certificates of deposit	7	7	13	13
Municipal debt securities	1	1	1	1
Total marketable securities	$99	$99	$99	$99

The realized and unrealized gains and losses for the three and nine months ended September 30, 2018 and 2017 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.
Contractual maturities of marketable securities as of September 30, 2018 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$61	$61
Due in 1-5 years	38	38
Total marketable securities	$99	$99
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.
6.     Debt
Total debt consisted of the following:

(millions)	September 30, 2018	December 31, 2017
4.875% senior notes due 2027	$500	$500
5.5% senior notes due 2025	350	350
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	1,089	1,089
Less: Unamortized debt issuance costs	10	11
Total	$1,079	$1,078
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
Also during the second quarter of 2017, we amended and restated our credit facility agreement. As a result, we recorded a pre-tax loss on extinguishment of debt of $1 million in the nine months ended September 30, 2017.
CREDIT FACILITY
Our credit facility agreement has a maximum borrowing limit of $220 million and requires us to maintain a minimum fixed charge coverage ratio in the event excess availability falls below a minimum threshold. Our excess borrowing availability as of September 30, 2018 of $198 million exceeds this threshold, thus the requirement to maintain the minimum fixed charge coverage ratio is not applicable. As of September 30, 2018, we were in compliance with the covenants contained in our credit facility.
As of September 30, 2018 and during the quarter then-ended, there were no borrowings under the facility. Outstanding letters of credit totaled $22 million as of September 30, 2018.

OTHER INFORMATION

(millions)	September 30, 2018	December 31, 2017
Fair value of debt	$1,103	$1,134
Accrued interest	13	12
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

Derivative Instruments	Type	Hedged Item	Aggregate Notional Amount	Contracts Maturing Through
Commodity	Natural gas swaps	Purchases of natural gas	45 million mmBTUs*	December 31, 2022
Foreign Exchange	Forward contracts	Purchases of products and services denominated in a foreign currency	$108 million	December 31, 2019
* - millions of British Thermal Units
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of September 30, 2018, our derivatives were in a $11 million net liability position. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
All of our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As required by certain of our agreements, we had $9 million of collateral posted with our counterparties related to our derivatives as of September 30, 2018. Amounts paid as cash collateral are included in "Receivables" on our accompanying condensed consolidated balance sheets.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our accompanying condensed consolidated balance sheets, based on their fair value as of the balance sheet date.

FINANCIAL STATEMENT INFORMATION
The following are the pre-tax effects of derivative instruments on the condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three months ended September 30, 2018 and 2017. We recognized no gain or loss in net income on derivatives not designated as hedging instruments for the three months ended September 30, 2018 and 2017.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$—	$(2)	Cost of products sold	$(1)	$(1)
Foreign exchange contracts	(1)	(3)	Cost of products sold	—	—
Total	$(1)	$(5)		$(1)	$(1)
The following are the pre-tax effects of derivative instruments on the condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the nine months ended September 30, 2018 and 2017.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(3)	$(12)	Cost of products sold	$(3)	$(2)
Foreign exchange contracts	4	(6)	Cost of products sold	—	—
Total	$1	$(18)		$(3)	$(2)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2018	2017
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$—	$(1)
Total		$—	$(1)
For both commodity contracts and foreign exchange contracts, no ineffectiveness was recorded in the three and nine months ended September 30, 2018 and 2017.
The following are the fair values of derivative instruments and the location on our accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		9/30/18	12/31/17		9/30/18	12/31/17
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$2	$1	Accrued expenses	$5	$6
Commodity contracts	Other assets	1	1	Other liabilities	11	8
Foreign exchange contracts	Other current assets	2	—	Accrued expenses	—	3
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	—
Total derivatives in cash flow hedging relationships		$5	$2		$16	$17

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$—	$—	Accrued expenses	$—	$—
Total derivatives not designated as hedging instruments		$—	$—		$—	$—
Total derivatives	Total assets	$5	$2	Total liabilities	$16	$17
As of September 30, 2018, we had no derivatives designated as fair value hedges or net investment hedges.

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

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable	No level 3 investments.
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1		Level 2		Level 3		Total
(millions)	9/30/18	12/31/17	9/30/18	12/31/17	9/30/18	12/31/17	9/30/18	12/31/17
Cash equivalents	$90	$124	$29	$24	$—	$—	$119	$148
Equity mutual funds	6	6	—	—	—	—	6	6
Marketable securities:
Corporate debt securities	—	—	74	68	—	—	74	68
U.S. government and agency debt securities	—	—	3	6	—	—	3	6
Asset-backed debt securities	—	—	14	11	—	—	14	11
Certificates of deposit	—	—	7	13	—	—	7	13
Municipal debt securities	—	—	1	1	—	—	1	1
Derivative assets	—	—	5	2	—	—	5	2
Derivative liabilities	—	—	(16)	(17)	—	—	(16)	(17)

9.    Employee Retirement Plans
The components of net pension and postretirement benefit costs are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2018	2017	2018	2017
Pension:
Service cost of benefits earned	$13	$11	$37	$32
Interest cost on projected benefit obligation	15	15	47	46
Expected return on plan assets	(24)	(23)	(72)	(69)
Settlement	—	3	—	23
Net amortization	8	6	24	16
Net pension cost (a)	$12	$12	$36	$48
Postretirement:
Service cost of benefits earned	$1	$—	$3	$2
Interest cost on projected benefit obligation	1	2	3	4
Net amortization	(6)	(6)	(18)	(18)
Net postretirement benefit	$(4)	$(4)	$(12)	$(12)

(a)
Net pension cost, excluding settlement costs, includes amounts allocated to (loss) income from discontinued operations for L&W totaling a benefit of $1 million for the three and nine months ended September 30, 2017.

Service cost of benefits earned is included in "Costs of products sold" and "Selling and administrative expenses" on our condensed consolidated statements of income. The other components of net pension and postretirement costs are included in "Other income, net".
For the three and nine months ended September 30, 2017, we recorded settlement expense of $3 million and $23 million, respectively, as the total lump sum distributions paid by the USG Corporation pension plan to both L&W employees and former USG employees during the first nine months of 2017 exceeded the settlement threshold. Upon termination of their employment from USG, all L&W employees had the option to receive a lump sum benefit payment from the USG Corporation pension plan. For the benefits paid to terminated employees of L&W, we recorded a pre-tax loss of $13 million to "Income (loss) from discontinued operations" for the nine months ended September 30, 2017. For the benefits paid to USG retirees, we recorded a pre-tax loss of $3 million and $10 million to "Other income, net" for the three and nine months ended September 30, 2017.
During the first nine months of 2018, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $1 million to our domestic supplemental pension plan and $4 million to our pension plans in Canada. We expect to make total contributions to our pension plans in 2018 of approximately $60 million.

10.    Share-Based Compensation
During the first nine months of 2018, we granted share-based compensation in the form of market share units, or MSUs, performance shares, and restricted stock units, or RSUs, to eligible participants under our 2016 Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates and the service period of the award for awards expected to vest. We record forfeitures as they occur. Awards granted during the first nine months of 2018, weighted average fair value, and assumptions used to determine fair value were as follows:

	MSUs	Performance Shares	RSUs (e)
Awards granted	428,574	103,819	44,000
Weighted average fair value (a)	$34.22	$34.21	$36.92
Expected volatility (b)	32.62%	32.61%	N/A
Risk-free rate (c)	2.37%	2.37%	N/A
Expected term (in years) (d)	2.95	2.95	N/A
Expected dividends	—	—	N/A

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

(e)
We granted 3,812 dividend equivalents on unvested RSU awards on October 2, 2018 following the adoption of the Merger Agreement by our stockholders on September 26, 2018 and the payment of the conditional special dividend. See Note 15, Merger Agreement. The dividend equivalents are subject to the same terms and conditions as the RSUs to which they are credited.

Terms of the awards granted during the first nine months of 2018 were as follows:

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
OTHER
MSUs, performance shares, RSUs, and stock options that were not included in the computation of diluted earnings per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2018	2017	2018	2017
MSUs, performance shares, RSUs and stock options	—	0.6	—	0.8

11.    Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	September 30, 2018	December 31, 2017
Finished goods	$167	$140
Work in progress	43	39
Raw materials	78	73
Total	$288	$252
ACCRUED EXPENSES
Accrued expenses consisted of the following:

(millions)	September 30, 2018	December 31, 2017
Self-insurance reserves	$14	$12
Employee compensation	13	17
Interest	13	12
Derivatives	5	9
Pension and other postretirement benefits	17	17
Environmental	12	17
Other	58	51
Total	$132	$135
ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations, which are included in "Other liabilities" on our condensed consolidated balance sheets, consisted of the following:

	Nine months ended September 30,
(millions)	2018	2017
Balance as of January 1	$118	$113
Accretion expense	5	5
Liabilities incurred	—	3
Changes in estimated cash flows	(5)	(4)
Liabilities settled	(1)	(1)
Foreign currency translation	—	2
Balance as of September 30	$117	$118
ASSET DISPOSITIONS
In the second quarter of 2018, we recorded a gain of $13 million, or $9 million net of tax, on the sale of a surplus property. The pre-tax gain was recorded in cost of products sold within the U.S. Wallboard and Surfaces segment.

12.    Stockholders' Equity
TREASURY STOCK
Changes in treasury stock for the nine months ended September 30, 2018 and 2017 were as follows:

	2018		2017
(millions, except share data)	Treasury Shares (000)	Treasury Stock	Treasury Shares (000)	Treasury Stock
Balance as of January 1	(5,571)	$(169)	—	$—
Repurchase of common stock for tax withholdings related to stock-based compensation	(204)	(7)	(115)	(4)
Repurchase of common stock under share repurchase program (a)	(2,156)	(76)	(5,150)	(153)
Stock reissuances	1,175	43	227	7
Balance as of September 30	(6,756)	$(209)	(5,038)	$(150)

(a)
The Merger Agreement limits our ability to repurchase shares of our common stock, subject to certain exceptions, and share repurchases under the program will not continue so long as the Merger Agreement is in effect.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of AOCI for the nine months ended September 30, 2018 and 2017 were as follows:

	Derivatives		Defined Benefit Plans		Foreign Currency Translation		AOCI
(millions)	2018	2017	2018	2017	2018	2017	2018	2017
Balance as of January 1	$16	$27	$(297)	$(246)	$(108)	$(166)	$(389)	$(385)
Other comprehensive income (loss) before reclassifications, net of tax	1	(11)	2	(12)	(22)	58	(19)	35
Less: Amounts reclassified from AOCI, net of tax	(3)	(1)	(4)	(13)	(4)	—	(11)	(14)
Net other comprehensive income (loss)	4	(10)	6	1	(18)	58	(8)	49
Balance as of September 30	$20	$17	$(291)	$(245)	$(126)	$(108)	$(397)	$(336)
Amounts reclassified from AOCI, net of tax, for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2018	2017	2018	2017
Derivatives
Net reclassification from AOCI for cash flow hedges included in cost of products sold	$(1)	$(1)	$(3)	$(2)
Less: Income tax benefit on reclassification from AOCI included in income tax expense	—	(1)	—	(1)
Net amount reclassified from AOCI	$(1)	$—	$(3)	$(1)

Defined Benefit Plans
Net reclassification in AOCI for amortization of prior service cost included in other income, net	$(2)	$(3)	$(6)	$(10)
Net reclassification from AOCI for amortization of prior service cost included in (loss) income from discontinued operations, net of tax	—	—	—	(8)
Less: Income tax benefit on reclassification from AOCI included in income tax expense	(1)	(2)	(2)	(5)
Net amount reclassified from AOCI	$(1)	$(1)	$(4)	$(13)

Foreign Currency Translation
Net reclassification from AOCI for translation gains realized upon the sale of foreign equity method investment included in other (expense) income, net	$—	$—	$(6)	$—
Less: Income tax expense on reclassification from AOCI included in income tax expense (benefit)	—	—	(2)	—
Net amount reclassified from AOCI	$—	$—	$(4)	$—

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
The estimate recorded as of December 31, 2017 was updated as of September 30, 2018 based upon our decision to elect not to apply our existing net operating losses, or NOLs, against the accumulated earnings that were subject to the transition tax. The election did not have an impact on our total income tax expense but did result in significant changes to the makeup of our tax carryforwards. The change included an increase to our available NOLs by $222 million, offset by a decrease in our existing foreign tax credits, or FTCs, by $78 million. In addition, due to the accelerated use of FTCs, our valuation allowance related to our FTCs was reduced by $31 million.
The 2017 Tax Act made significant changes to how foreign tax credits may be realized to offset future tax liabilities. Further clarity may change our anticipated realization of our foreign tax credits. As we collect and prepare necessary data and interpret the 2017 Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make additional adjustments to the provisional amounts.
Our income tax expense and effective tax rate for the three and nine months ended September 30 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2018	2017	2018	2017
Income tax expense	$15	$27	$37	$76
Effective tax rate	20.5%	29.0%	19.6%	31.3%
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
As of September 30, 2018, we had federal NOL carryforwards of approximately $564 million, which included a $222 million increase based on provisional adjustments related to the 2017 Tax Act, that are available to offset future federal taxable income and will expire in the years 2030 through 2032, none of which are currently subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $19 million that are available to reduce future regular federal income taxes with the full benefit being realized by 2022 as described in the 2017 Tax Act. We had FTC carryforwards of $148 million, which included a decrease of $78 million based on provisional adjustments related to the 2017 Tax Act, which are available to offset future federal tax liabilities and expire in the years 2022 through 2027. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $1.361 billion would need to be generated during the period before their expiration based on our interpretation of the 2017 Tax Act.
As of September 30, 2018, we had a deferred tax asset of $161 million related to our state NOLs and tax credit carryforwards. The NOLs will expire if unused in years 2018 through 2034. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.
As of September 30, 2018, the valuation allowance against our deferred tax assets was $142 million, a $33 million reduction compared to $175 million at December 31, 2017. The reduction primarily related to the accelerated use of our FTCs to offset the transition tax related to the 2017 Tax Act.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change” which can result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation that may be carried over to later years within the allowed NOL carryforward period. Over the entire carryforward period, we may not be able to use all our NOLs due to the aforementioned annual limitation. If an ownership change had occurred as of September 30, 2018, our annual U.S. federal NOL utilization would have been limited to approximately $139 million per year.
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
ENVIRONMENTAL LITIGATION
We are involved in environmental cleanups of property that we own or have owned. In addition, we have previously been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in certain Superfund sites in the United States to pay for some part of the cleanup of hazardous waste. In most of these sites, our involvement is expected to be minimal. As of September 30, 2018 and December 31, 2017, we had accruals of $12 million and $17 million, respectively, for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our results of operations, financial position or cash flows.
15. Merger Agreement
On June 10, 2018, we entered into an Agreement and Plan of Merger, as it may be amended from time to time, or the Merger Agreement, with Gebr. Knauf KG, a limited partnership (Kommanditgesellschaft) organized under the laws of Germany, or Knauf, and World Cup Acquisition Corporation, a Delaware corporation and an indirect, wholly-owned subsidiary of Knauf, or Merger Sub. The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, Merger Sub will be merged with and into USG, or the Merger, with USG continuing as the surviving corporation and an indirect, wholly-owned subsidiary of Knauf. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.10, of USG issued and outstanding immediately prior to the effective time of the Merger (other than shares of common stock owned by Knauf and its subsidiaries, USG and its subsidiaries and certain excluded holders) will be converted into the right to receive $43.50 in cash, without interest and subject to tax withholding. In addition, as contemplated by the Merger Agreement, we announced on August 9, 2018 that USG had declared a conditional special cash dividend of $0.50 per share, or the conditional special dividend, payable to holders of record of our common stock as of the close of business on August 21, 2018 (subject to due bill trading). Payment of the dividend was conditioned on adoption of the Merger Agreement by our stockholders at the special meeting held on September 26, 2018, or the special meeting. The Merger Agreement was adopted by our stockholders at the special meeting and following certification of the vote in favor of adoption, the conditional special dividend was paid on October 2, 2018. The conditional special dividend totaled $70 million and was declared from retained earnings. Pursuant to the Dividend Make-Whole Amount Plan approved by USG in connection with the Merger and the conditional special dividend, an additional $2 million is expected to be paid to holders of stock options, market share units and performance shares of USG (such awards, “Incentive Equity Awards”), that were outstanding as of June 10,

2018, and are or become vested and paid out in connection with completion of the Merger or are or become vested and become payable following the record date of the special meeting, but prior to the closing of the Merger. These Incentive Equity Awards would not otherwise be entitled to dividend equivalent payments pursuant to their existing terms. The aggregate amounts of the conditional special dividend and the payments pursuant to the Dividend Make-Whole Amount Plan are included in "Dividend payable" on our condensed consolidated balance sheets as of September 30, 2018.
The Merger, which is currently expected to close in early 2019, is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, receipt of certain regulatory approvals. The Merger Agreement contains certain termination rights for both USG and Knauf. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Knauf a termination fee of $215 million. We have incurred $5 million and $14 million, pre-tax, of Merger-related costs for the three and nine months ended September 30, 2018, respectively, which are included in "Selling and administrative expenses" on our condensed consolidated statement of income.
See Note 3, Equity Method Investments, for additional information regarding the default noticed under the UBBP Shareholders Agreement delivered by Boral in connection with the Merger.

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
Merger Agreement with Knauf
On June 10, 2018, we entered into an Agreement and Plan of Merger, as it may be amended from time to time, or the Merger Agreement, with Gebr. Knauf KG, a limited partnership (Kommanditgesellschaft) organized under the laws of Germany, or Knauf, and World Cup Acquisition Corporation, a Delaware corporation and an indirect, wholly-owned subsidiary of Knauf, or Merger Sub. The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, Merger Sub will be merged with and into USG, or the Merger, with USG continuing as the surviving corporation and an indirect, wholly-owned subsidiary of Knauf. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.10, of USG issued and outstanding immediately prior to the effective time of the Merger (other than shares of common stock owned by Knauf and its subsidiaries, USG and its subsidiaries and certain excluded holders) will be converted into the right to receive $43.50 in cash, without interest and subject to tax withholding. In addition, as contemplated by the Merger Agreement, we announced on August 9, 2018 that USG had declared a conditional special cash dividend of $0.50 per share, or the conditional special dividend, payable to holders of record of our common stock as of the close of business on August 21, 2018 (subject to due bill trading). Payment of the dividend was conditioned on adoption of the Merger Agreement by our stockholders at the special meeting held on September 26, 2018, or the special meeting. The Merger Agreement was adopted by our stockholders at the special meeting and following certification of the vote in favor of adoption, the conditional special dividend was paid on October 2, 2018.
The Merger, which is currently expected to close in early 2019, is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, receipt of certain regulatory approvals. The Merger Agreement contains certain termination rights for both USG and Knauf. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Knauf a termination fee of $215 million (including under specified circumstances in connection with our entry into an agreement with respect to a superior proposal, as defined in the Merger Agreement).
See Note 3, Equity Method Investments, to the condensed consolidated financial statements for additional information regarding the default noticed under the UBBP Shareholders Agreement delivered by Boral in connection with the Merger. Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on June 11, 2018.
Overview
We are a leading manufacturer of building products and innovative building solutions. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. The following chart reflects our estimation of our North American net sales during the first nine months of 2018.

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
USG Boral Building Products: Our 50/50 joint ventures with Boral Limited, or Boral, are referred to as UBBP. UBBP manufactures, distributes and sells certain building products, mines raw gypsum and sells natural and synthetic gypsum throughout Asia, Australasia and the Middle East. UBBP manufactures and distributes products for wall, ceiling, floor lining and exterior systems that utilize gypsum wallboard, referred to as plasterboard in the region in which UBBP operates, mineral fiber ceiling tiles, steel grid and joint compound. See Note 3, Equity Method Investments, to the condensed consolidated financial statements for additional information regarding the default noticed under the UBBP Shareholders Agreement delivered by Boral in connection with the Merger.
Geographic Information: For the first nine months of 2018, we recorded $2.517 billion of net sales in our condensed consolidated statements of income, and net sales for UBBP, which are not included in our condensed consolidated statements of income, were $889 million. The following charts reflect the geographic breakdown of net sales during the first nine months of 2018.
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

The following table summarizes the current market conditions and outlook for our primary end markets in North America.

End Market	Lead time	Metric	Source	Market Condition/Outlook
New Residential	Installation of gypsum products(a) into a single family home typically follows a housing start by 90-120 days	Housing starts (seasonally adjusted)	U.S. Census Bureau	9/30/2018 - 1.201 million Actual 2017 - 1.203 million
			Industry forecast (Blue Chip Economic Indicators)	2018 - 1.25 million to 1.31 million (b)
			USG forecast	2018 estimated - 1.25 million (c)
New Nonresidential	Installation of gypsum(a) and ceilings products typically follows signing of construction contracts by about 12 to 18 months	Change in floor space for which contracts are signed	Dodge Data & Analytics	2017 - 2% increase
			Industry forecast (Dodge Data & Analytics) (d)	2018 - 1% increase
			USG forecast	2018 estimated to increase by low to mid single digits
Repair and Remodel (e)	Remodels typically begin within two years from purchase	Sales of existing homes (seasonally adjusted)	National Association of Realtors	9/30/2018 - 5.15 million 9/30/2017 - 5.37 million Actual 2017 - 5.51 million
		Overall repair and remodel spending for gypsum products	USG forecast	2018 spending estimated to increase by low to mid single digits

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
The following table summarizes the industry information on wallboard shipments and capacity.

U.S. Industry Information	Metric	Source	Market Condition/Outlook
U.S. industry shipments of gypsum board (a)	Billion of square feet (bsf)	Gypsum Association	First nine months 2018 - 19.2 bsf First nine months 2017 - 18.8 bsf
		USG forecast	2018 expected to increase low single digits from 25.7 bsf in 2017
U.S. wallboard capacity	Billion of square feet (bsf)	USG estimate	1/1/2018 - 34.0 bsf
U.S. industry capacity utilization rate	Annualized shipments as a percentage of industry capacity	USG estimate	First nine months 2018 - 74% First nine months 2017 - 74%

(a)
Gypsum board include products manufactured and marketed by our U.S. Wallboard and Surfaces segment and Fiberock® brand gypsum fiber panels manufactured and marketed by our U.S. Performance Materials segment.

Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2018, but the magnitude of any increase will depend on the levels of housing starts and repair and remodel activity, among other factors. We continue to project that the industry capacity utilization rate will increase modestly in 2018 compared to 2017.
We could experience pressure on gypsum wallboard selling prices and our gross margins at these levels of capacity utilization. Our U.S. Wallboard and Surfaces segment implemented a price increase for wallboard effective in June 2018. However, it is uncertain that we will be able to maintain the increase or obtain additional increases in our selling prices. If we are unable to maintain our wallboard selling prices or implement additional price increases, our net sales, operating results and cash flows may be materially and adversely impacted.
CURRENCY IMPACT
Currency impact on consolidated and segment results has been derived by translating current period results at the quarter-to-date and year-to-date average foreign currency rates for the three and nine months ended September 30, 2017.
Consolidated Results of Operations

(dollars in millions, except per-share data)	2018	2017	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended September 30:
Net sales	$851	$795	$56	7%
Cost of products sold	699	633	(66)	(10)%
Gross profit	152	162	(10)	(6)%
Selling and administrative expenses	83	71	(12)	(17)%
Operating profit	69	91	(22)	(24)%
Income from equity method investments	12	15	(3)	(20)%
Interest expense	(14)	(15)	1	7%
Interest income	2	1	1	100%
Other income, net	4	1	3	*
Income from continuing operations before income taxes	73	93	(20)	(22)%
Income tax expense	(15)	(27)	12	44%
Income from continuing operations	58	66	(8)	(12)%
Income (loss) from discontinued operations, net of tax	1	—	1	*
Net income	$59	$66	$(7)	(11)%
Diluted earnings per share - net income	$0.41	$0.46	$(0.05)	(11)%

Nine months ended September 30:
Net sales	$2,517	$2,373	$144	6%
Cost of products sold	2,042	1,884	(158)	(8)%
Gross profit	475	489	(14)	(3)%
Selling and administrative expenses	285	219	(66)	(30)%
Operating profit	190	270	(80)	(30)%
Income from equity method investments	33	42	(9)	(21)%
Interest expense	(43)	(54)	11	20%
Interest income	5	2	3	*
Loss on extinguishment of debt	—	(22)	22	*
Other income, net	4	5	(1)	(20)%
Income before continuing operations before income taxes	189	243	(54)	(22)%
Income tax expense	(37)	(76)	39	51%
Income from continuing operations	152	167	(15)	(9)%
Income (loss) from discontinued operations, net of tax	2	(10)	12	*
Net income	$154	$157	$(3)	(2)%
Diluted earnings per share - net income	$1.07	$1.07	$—	—%

*not meaningful

NET SALES
Consolidated net sales for the third quarter of 2018 increased $56 million, or 7%, compared with the third quarter of 2017, due to higher net sales across our four consolidated segments. Net sales for our U.S. Wallboard and Surfaces, U.S. Ceilings and Canada segments were driven by higher average selling prices, and net sales for our U.S. Performance Materials segment reflected increased shipments. Also contributing to the increase were sales of $8 million for USG Ceilings Plus. On a consolidated basis for the comparative periods, we estimate that our net sales were impacted by an unfavorable foreign currency translation of $7 million.
Consolidated net sales for the first nine months of 2018 increased $144 million, or 6%, compared with the first nine months of 2017 and reflected higher net sales by our four consolidated segments. The increase in net sales for U.S. Wallboard and Surfaces was driven by increased average selling price, and the increase in net sales for U.S. Performance Materials, U.S. Ceilings and Canada reflected higher shipments and an increased average selling price. Sales from USG Ceilings Plus of $29 million also contributed to the top line improvement. On a consolidated basis for the comparative periods, we estimate that our net sales were impacted by a favorable foreign currency translation of $3 million.
GROSS PROFIT
Gross profit for the third quarter of 2018 decreased $10 million, or 6%, compared with the third quarter of 2017. Gross profit as a percentage of net sales was 17.9% for the third quarter of 2018, compared with 20.4% for the third quarter of 2017. The lower gross margin reflected increased costs per unit of products and higher transportation costs across our four consolidated segments offset by higher average prices in our U.S. Wallboard and Surfaces, U.S. Ceilings and Canada segments and higher volumes in our U.S. Performance Materials segment. Also offsetting the higher costs per unit was $6 million in savings driven by our Advanced Manufacturing initiatives.
Gross profit for the first nine months of 2018 decreased $14 million, or 3%, compared with the first nine months of 2017. Gross profit as a percentage of net sales was 18.9% for the first nine months of 2018, compared with 20.6% for the first nine months of 2017. The lower gross margin reflected increased costs per unit of products across our four consolidated segments and higher transportation costs offset by higher volumes and higher average selling price in our U.S. Performance Materials, U.S. Ceilings and Canada segments and higher average selling price in our U.S. Wallboard and Surfaces segment. We expect the trend of higher costs per unit of products across all four consolidated segments to continue into the fourth quarter. Also contributing to the decrease in gross profit were costs incurred for the expansion of our Jacksonville and Delavan facilities offset by a gain of $13 million on the sale of a surplus property and $15 million in savings driven by our Advanced Manufacturing initiatives.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $83 million in the third quarter of 2018 compared to $71 million in the third quarter of 2017. As a percentage of net sales, selling and administrative expenses increased to 9.8% for the third quarter of 2018 from 8.9% for the third quarter of 2017. Our selling and administrative expenses for the third quarter of 2018 included $5 million in costs associated with the Merger and $3 million in costs associated with the integration of Ceilings Plus and our business unit realignment. The remaining increase of $4 million primarily reflected planned increased marketing and compensation expenses in support of our strategy and increased costs for information technology and professional fees related to system implementation.
Selling and administrative expenses totaled $285 million in the first nine months of 2018 compared to $219 million in the first nine months of 2017. As a percentage of net sales, selling and administrative expenses increased to 11.3% for the first nine months of 2018 from 9.2% for the first nine months of 2017. Our selling and administrative expenses for the first nine months of 2018 included $14 million in costs associated with the Merger, $9 million in costs associated with the integration of Ceilings Plus and our business unit realignment, an $8 million charge for the termination of a marketing contract associated with U.S. Performance Materials products, a $5 million charge for a legal judgment on a contract dispute from 2004 and $4 million in selling and administrative expenses for USG Ceilings Plus. The remaining $26 million increase in selling and administrative expenses primarily reflected planned increased marketing and compensation expenses in support of our strategy and increased costs for information technology and professional fees related to system implementation.
INCOME FROM EQUITY METHOD INVESTMENTS
Income from equity method investments, primarily UBBP, in the third quarter of 2018 was $12 million, a decrease of $3 million, or 20%, from the third quarter of 2017. This reflected a decrease in income recorded by UBBP, due to lower margins in South Korea, Thailand, Indonesia and Australia partially offset by higher margins in China and Vietnam and lower selling and administrative expenses.

Income from equity method investments in the first nine months of 2018 was $33 million, a decrease of $9 million from the first nine months of 2017. The decrease reflected lower income recorded by UBBP, due to lower margins in South Korea, Indonesia and Thailand partially offset by higher margins in Australia and China and lower selling and administrative expenses.
INTEREST EXPENSE
Interest expense was $14 million in the third quarter of 2018, down $1 million, or 7%, from the third quarter of 2017, and was $43 million in the first nine months of 2018, down $11 million, or 20%, from the first nine months of 2017. The decrease in interest expense in the year to date comparative period reflected lower interest rates on outstanding debt.
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
OTHER INCOME, NET
Net other income was $4 million in the third quarter of 2018 as compared to $1 million for the third quarter of 2017. During the third quarter of 2018, we recorded $6 million of non-service cost components of our pension and postretirement plan benefits partially offset by $2 million of net losses of foreign currency transactions. During the third quarter of 2017, we recorded $3 million of pension settlement charges related to lump sum benefits paid to former USG employees and $1 million of net losses on foreign currency transactions offset by the non-service cost components of our pension and postretirement plan benefits of $5 million.
Net other income was $4 million for the first nine months of 2018 as compared to $5 million for the first nine months of 2017. During the first nine months of 2018, we recorded a loss of $8 million on the sale of our interest in a joint venture in South Africa and $4 million of net losses on foreign currency transactions offset by the non-service cost components of pension and postretirement plans of $16 million. During the first nine months of 2017, we recorded $10 million of pension settlement charges related to lump sum benefits paid to former USG employees and $5 million of net losses on foreign currency transactions offset by non-service cost components of pension and postretirement plans of $20 million.
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
INCOME TAX EXPENSE
We recorded income tax expense of $15 million in the third quarter of 2018 from federal, foreign, state and local jurisdictions reflecting an effective tax rate of 20.5%, compared to income tax expense of $27 million in the third quarter of 2017, reflecting an effective tax rate of 29.0%. We recorded income tax expense of $37 million in the first nine months of 2018 from federal, foreign, state and local jurisdictions reflecting an effective tax rate of 19.6%, compared to income tax expense of $76 million in the third quarter of 2017, reflecting an effective tax rate of 31.3%. The decline in the effective tax rate for both comparative periods was due primarily to the federal rate reduction from 35% to 21% as part of the 2017 Tax Act.

Segment Results of Operations
Net sales and operating profit (loss) for our consolidated reportable segments were as follows:

	Three months ended September 30,				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2018	2017	$	%	2018	2017	$	%
Net sales
U.S. Wallboard and Surfaces	$487	$466	$21	5%	$1,440	$1,417	$23	2%
U.S. Performance Materials	101	92	9	10%	298	278	20	7%
U.S. Ceilings	143	125	18	14%	420	355	65	18%
Canada	110	100	10	10%	342	300	42	14%
Other	66	63	3	5%	191	178	13	7%
Eliminations	(56)	(51)	(5)	(10)%	(174)	(155)	(19)	(12)%
Total	$851	$795	$56	7%	$2,517	$2,373	$144	6%

Operating profit (loss)
U.S. Wallboard and Surfaces	$64	$71	$(7)	(10)%	$194	$228	$(34)	(15)%
U.S. Performance Materials	(1)	6	(7)	(117)%	(6)	20	(26)	(130)%
U.S. Ceilings	24	25	(1)	(4)%	66	68	(2)	(3)%
Canada	6	3	3	100%	16	7	9	129%
Other	4	6	(2)	(33)%	12	8	4	50%
Corporate	(28)	(20)	(8)	(40)%	(92)	(61)	(31)	(51)%
Total	$69	$91	$(22)	(24)%	$190	$270	$(80)	(30)%

* Not meaningful
U.S. Wallboard and Surfaces: Net sales in the third quarter of 2018 were $487 million, an increase of $21 million, or 5%, compared with the third quarter of 2017. The increase in net sales was due to the following:

	Sales		Volume		Price
(millions)	$	%	$	%	$	%
Change to Q3 2018 from Q3 2017
USG Sheetrock® brand gypsum wallboard	$9	4%	$(4)	(2)%	$13	6%
USG Sheetrock® brand joint compound	4	5%	3	4%	1	1%
Other	8
Total increase in net sales	$21
Sales for USG Sheetrock® brand gypsum wallboard increased $9 million in the third quarter of 2018 compared to the third quarter of 2017 due to higher average selling price offset by lower volumes. The increase in the average selling price in the third quarter of 2018 was driven by the 2018 price increases. The decrease in volumes reflected lower shipments in the distribution channel.
Sales of USG Sheetrock® brand joint compound increased $4 million on higher volumes and higher average selling price. The higher volume reflected organic growth within the market. The increase in average selling price was driven by a price increase in the first quarter of 2018. U.S. Wallboard and Surfaces net sales also increased by $8 million due to higher net sales of other products including glass-mat panels and surfaces products, higher royalties and higher freight as a result of increased sales.

Operating profit of $64 million was recorded in the third quarter of 2018 compared to $71 million recorded in the third quarter of 2017. The decrease of $7 million in operating profit reflected the following:

	Operating Profit	Volume	Price	Cost
(millions)	$	$	$	$
Change to Q3 2018 from Q3 2017
USG Sheetrock® brand gypsum wallboard	$(7)	$(2)	$13	$(18)
USG Sheetrock® brand joint compound	(2)	1	1	(4)
Other	2
Total decrease in operating profit	$(7)
The decrease in operating profit reflected lower gross profits for USG Sheetrock® brand gypsum wallboard and USG Sheetrock® brand joint compound and higher transportation costs and selling and administrative expenses. The lower gross profit for USG Sheetrock® brand gypsum wallboard reflected higher cost per unit and lower volumes offset by higher average selling price. The higher per unit cost primarily reflected an increase in costs per unit of 18% for fixed costs and 10% for conversion costs due to higher compensation costs, increase in costs per unit of 4% for raw materials, primarily for synthetic gypsum, gypsum rock and oil based commodity products offset by paper, and rising transportation costs.
The lower gross profit for USG Sheetrock® brand joint compound reflected a higher per unit cost offset by higher volumes and higher average selling price. The higher cost per unit for joint treatment reflected increased cost per unit for raw materials, primarily resin used for containers, and transportation costs.
Offsetting the higher costs were $5 million of savings attributable to our Advanced Manufacturing initiatives. The increased selling and administrative expenses reflected increased compensation and marketing expenses.
U.S. Performance Materials: Net sales in the third quarter of 2018 were $101 million, up $9 million, or 10%, compared with the third quarter of 2017. The increase in net sales was due to the following:

	Sales		Volume		Price
(millions)	$	%	$	%	$	%
Change to Q3 2018 from Q3 2017
USG Durock® brand cement board	$2	5%	$2	5%	$—	—%
USG Performance Flooring	5	30%	5	30%	—	—%
Securock® brand roof boards	—	—%	(2)	—%	2	—%
Other	2
Total increase in net sales	$9
The increase in net sales was driven by higher volumes of USG Durock® brand cement board and USG Performance Flooring, which includes Levelrock® brand gypsum underlayment due to increased shipments to all customer segments and organic growth in key markets, respectively. Also driving an increase in U.S. Performance Materials sales were higher sales of other products and higher freight due to increased shipments.
Operating loss of $1 million was recorded in the third quarter of 2018 compared to an operating profit of $6 million in the third quarter of 2017. The decrease of $7 million reflected the following:

	Operating Profit	Volume	Price	Cost
(millions)	$	$	$	$
Change to Q3 2018 from Q3 2017
USG Durock® brand cement board	$(2)	$1	$—	$(3)
USG Performance Flooring	2	5	—	(3)
Securock® brand roof boards	(1)	(1)	2	(2)
Other	(6)
Total decrease in operating profit	$(7)

The decrease in operating profit was driven primarily by higher miscellaneous costs and selling and administrative expenses as well as higher cost per unit of USG Durock® brand cement board, USG Performance Flooring, including Levelrock® brand gypsum underlayment, and Securock® brand roof boards partially offset by a higher average selling price of USG Performance Flooring. The increased cost per unit of USG Durock® brand cement board and Securock® brand roof boards reflected higher raw material and transportation costs. The higher cost per unit of Levelrock® brand gypsum underlayment reflected higher labor and transportation costs. Offsetting the higher costs was $1 million of savings attributable to our Advanced Manufacturing initiatives. The increase in selling and administrative expenses was reflective of increased marketing and compensation expenses, including the addition of technical sales personnel, in support of our strategy and the investment to accelerate the adoption of new products.
U.S. Ceilings: Net sales in the third quarter of 2018 were $143 million, an increase of $18 million, or 14%, from the third quarter of 2017. The increase reflected the following:

	Sales		Volume		Price
(millions)	$	%	$	%	$	%
Change to Q3 2018 from Q3 2017
Ceiling grid	$7	19%	$1	4%	$6	15%
Ceiling tile	3	3%	—	(2)%	3	5%
Other	8
Total increase in net sales	$18
The increase in sales of ceiling grid and ceiling tile was primarily driven by higher average selling price. The increased average selling price for ceiling grid resulted from multiple price increases since October 2017, and the higher average selling price for ceiling tile reflected product mix. Further contributing to the increase in net sales of U.S. Ceilings were $8 million of sales from USG Ceilings Plus for specialty ceilings.
Operating profit was $24 million for the third quarter of 2018, a decrease of $1 million from the third quarter of 2017. The decrease in operating profit reflected the following:

	Operating Profit	Volume	Price	Cost
(millions)	$	$	$	$
Change to Q3 2018 from Q3 2017
Ceiling grid	$3	$1	$6	$(4)
Ceiling tile	—	(1)	3	(2)
Other	(4)
Total decrease in operating profit	$(1)
The decrease in operating profit reflected higher selling and administrative expenses partially offset by higher gross margin for ceiling grid. The increase in ceiling grid gross margin was due primarily to higher average selling price partially offset by higher costs per unit. The higher cost per unit for ceiling grid was driven primarily by increased raw material costs, primarily steel. Gross profit for ceiling tile was unchanged over the comparative periods as a result of higher average selling price offset by increased cost per unit and lower volumes. The increased cost per unit for ceiling tile was due to increased cost for raw materials, primarily mineral fiber costs. The increased costs per unit for both ceiling grid and ceiling tile were slightly offset by $1 million in savings from our Advanced Manufacturing initiatives
The increase in gross profit in ceiling grid and ceiling tile was offset by higher costs for USG Ceilings Plus, which included $2 million of integration costs.
Canada: Net sales for our Canada segment were $110 million in the third quarter of 2018, an increase of $10 million from $100 million in the third quarter of 2017. Sales of gypsum wallboard increased $12 million due to an increase of 17% in average selling price and an increase of 3% in volume. Also impacting Canada net sales were increased sales of specialty ceilings and increased freight offset by unfavorable currency translation of $4 million.
Operating profit in the third quarter of 2018 increased $3 million compared to the third quarter of 2017. Gross profit for gypsum wallboard increased $5 million due to higher volume and higher average selling price offset by higher per unit cost. Gross profit of other products decreased $2 million. Selling and administrative expenses remained flat in the third quarter of 2018 as compared to the third quarter of 2017.

USG Boral Building Products: The following reflects the net sales and operating profit as recorded by UBBP and the equity income recorded by USG.

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2018	2017	$	%	2018	2017	$	%
Net sales	$305	$324	$(19)	(6)%	$889	$887	$2	—%
Operating profit	32	43	(11)	(26)%	91	118	(27)	(23)%
Income from equity method investments - UBBP	12	15	(3)	(20)%	33	42	(9)	(21)%
Net sales for UBBP were $305 million in the third quarter of 2018 compared to $324 million for the third quarter of 2017. The decrease of $19 million reflected an unfavorable impact due to currency translation of $13 million and lower plasterboard shipments in South Korea and Thailand offset by higher shipments in Indonesia and Vietnam. Total plasterboard shipments decreased to 1.22 billion square feet for the third quarter of 2018 from 1.31 billion square feet for the third quarter of 2017. Shipments of certain adjacent products, primarily metal studs, increased in the third quarter of 2018 from the third quarter of 2017 offset by lower volumes of surface products.
Operating profit was $32 million in the third quarter of 2018 as compared to $43 million in the third quarter of 2017. Operating profit in 2018 reflected lower margins in South Korea, Thailand, Indonesia and Australia offset by improved margins in China and Vietnam. Lower margins were reflective of higher input costs, including energy and raw materials of waste paper, steel, and gypsum. UBBP quarterly results also included unfavorable currency impact of $5 million offset by lower selling and administrative expenses. The trend of higher input costs and unfavorable foreign currency translation will likely continue into the fourth quarter.
Our share of net income of UBBP decreased $3 million in the third quarter of 2018 as compared to the third quarter of 2017. The decrease reflected lower net income recorded by UBBP.
UBBP is operated in accordance with the terms of a Shareholders Agreement. The Shareholders Agreement provides that a change of control with respect to one party constitutes an event of default that allows the non-defaulting party the opportunity to purchase the defaulting shareholder's interest in UBBP for fair market value, as determined in accordance with the Shareholders Agreement. On August 28, 2018, Boral delivered a default notice under the Shareholders Agreement to commence the process to establish the fair market value of our 50% interest in UBBP. Once fair market value is established, Boral will have the right to purchase USG’s 50% interest in UBBP, in each case in accordance with the Shareholders Agreement.  Boral’s exercise of its right to purchase our 50% interest in UBBP, could occur prior to the closing of the Merger Agreement, in which case we would receive the cash proceeds for our interest, and we would no longer own an interest in UBBP.
Corporate: The operating loss for Corporate increased to $28 million in the third quarter of 2018 compared with $20 million in the third quarter of 2017. The increase reflected Merger-related costs of $5 million and transaction costs of $1 million, including those associated with business unit realignment. The remaining increase of $2 million primarily reflected higher compensation expenses and increased costs for information technology and professional fees related to system implementation.
Liquidity and Capital Resources
As of September 30, 2018, we had $428 million of cash and cash equivalents and marketable securities compared with $493 million as of December 31, 2017. See the discussion below under Cash Flows for an explanation of this change. Our total liquidity as of September 30, 2018 was $626 million compared to $648 million as of December 31, 2017 (including $198 million and $155 million, respectively, of borrowing availability under our credit facility). The decrease in liquidity reflected payments for our share repurchase program, capital expenditures, pension contributions, incentive payments and the redemption of customer rebates.
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
Total debt, consisting of senior notes and industrial revenue bonds, amounted to $1.079 billion ($1.089 billion in aggregate principal amount less $10 million of debt issuance costs) as of September 30, 2018 and $1.078 billion ($1.089 billion in aggregate principal amount less $11 million of debt issuance costs) as of December 31, 2017. During the nine months ended September 30, 2018, there were no borrowings under our revolving credit facility and no borrowings outstanding at period-end.
We maintain a credit facility with a maximum borrowing limit of $220 million (including a $50 million borrowing sublimit for CGC) that is available to fund working capital needs and other general corporate purposes and matures on May 1, 2022. The facility is guaranteed by certain of our significant subsidiaries and secured by such parties' eligible trade receivables and inventory. The maximum borrowing limit under the credit agreement may be increased up to $450 million at our request and with our lenders’ approval. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock. The credit agreement specifies that the maximum principal that may be borrowed is impacted by any outstanding borrowings and letters of credit under the credit agreement, by a borrowing base (comprised of eligible trade receivables and inventory), and the minimum excess availability that may be required due to the Covenant Trigger Threshold, described below, being applicable. As of September 30, 2018, the maximum principal we could borrow after taking into account the foregoing factors was approximately $198 million.
The credit agreement contains a covenant that would require us to maintain a minimum fixed charge coverage ratio of not less than 1.0-to-1.0 in the event that excess availability falls below the Covenant Trigger Threshold equal to 10% of the lesser of (a) the aggregate revolving commitment and (b) the aggregate of the USG and CGC borrowing base. As of September 30, 2018, our fixed charge coverage ratio was 1.29-to-1.0; and therefore, we are not required to maintain minimum excess availability of no less than the Covenant Trigger Threshold so that the financial covenant will remain inapplicable.
Under the Merger Agreement, we are prohibited from incurring, guaranteeing or assuming any indebtedness, or issuing or selling any debt securities, guarantees, loans or advances that were not in existence as of the date of the Merger Agreement, subject to certain exceptions. In addition, the conditional special dividend was paid on October 2, 2018, using cash to satisfy the dividend payable obligation that existed as of September 30, 2018.
CASH FLOWS
The following table presents a summary of our cash flows:

	Nine months ended September 30,
(millions)	2018	2017
Net cash provided by (used for):
Operating activities from continuing operations	$147	$203
Investing activities from continuing operations	(140)	(112)
Financing activities from continuing operations	(73)	(182)
Discontinued operations	2	5
Effect of exchange rate changes on cash	(1)	6
Net decrease in cash and cash equivalents	$(65)	$(80)
Operating Activities: Net cash provided by operating activities was lower for the first nine months of 2018 compared to the first nine months of 2017 due to lower operating profit. For the nine months ended September 30, 2018 we had a cash outflow for working capital of $96 million as compared to the cash outflow of $98 million for the first nine months of 2017. The decrease in cash outflows reflected a decrease of $33 million in accrued expenses due to lower payment for incentive plans and a decrease of $9 million in accounts payable. This is offset by an increase of $27 million in inventories due to higher costs for raw materials and an increase in receivables of $15 million due to higher sales in the current quarter.
As of September 30, 2018, working capital (current assets less current liabilities) amounted to $541 million, and the ratio of current assets to current liabilities was 2.10-to-1. As of December 31, 2017, working capital amounted to $576 million, and the ratio of current assets to current liabilities was 2.39-to-1.
Investing Activities: Net cash used for investing activities was $140 million for the first nine months of 2018 compared to $112 million for the first nine months of 2017. The increase in the use of cash reflected higher cash outflows for capital expenditures offset by proceeds received for the sale of a surplus property of $14 million and for the sale of our interest in a joint venture in South Africa of $3 million, lower cash outflows for marketable securities, a working capital true up for our acquisition of Ceilings Plus and partial repayment of a loan by a former joint venture. The net activity of purchases and sales or maturities of marketable securities was a cash outflow of $2 million for the nine months ended September 30, 2018 as compared to a cash outflow of $6 million for the nine months ended September 30, 2017.

The increase in capital expenditures to $159 million in the first nine months of 2018 from $109 million in the first nine months of 2017 reflected expenditures for the replacement, modernization and expansion of operations, including Advanced Manufacturing initiatives. Approved capital expenditures totaled $190 million as of September 30, 2018 compared with $172 million as of December 31, 2017.
Financing Activities: Net cash used for financing activities for the first nine months of 2018 was $73 million compared to $182 million for the first nine months of 2017. The decrease in cash outflows reflected the redemption of $500 million of our 7.75% Notes including tender premiums for $520 million offset by the issuance of $500 million of our 4.875% Notes during the first nine months of 2017. There were no redemptions or issuance of debt during the same time period of 2018. Also driving the decrease was lower purchases of our common stock under the approved share repurchase program in 2018 as we suspended purchases under the program in April 2018.
Discontinued Operations: Net cash provided by discontinued operations for the first nine months of 2018 was $2 million compared to $5 million for the first nine months of 2017. The net cash inflow in 2017 primarily reflected a working capital adjustment associated with the sale of L&W.
DEFINED BENEFIT PLANS
During the first nine months of 2018, we made cash contributions of $50 million to the USG Corporation Retirement Plan Trust, $1 million to our domestic supplemental pension plan and $4 million to our pension plans in Canada. We expect to make total contributions to our pension and postretirement plans in 2018 of approximately $60 million.
LIQUIDITY OUTLOOK
In the first nine months of 2018, our investing cash outflows included $159 million of capital expenditures. In total for 2018, we plan to spend approximately $230 million on capital expenditures, which includes $80 million for Advanced Manufacturing projects to standardize and automate production across our businesses, approximately $90 million for growth investments and approximately $60 million for maintenance, while reducing manufacturing costs and increasing efficiency, across our Gypsum and Ceilings businesses.
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
On February 1, 2018, we announced that our Board of Directors approved a $250 million increase to our stock repurchase program, bringing the total authorization to $500 million. As of September 30, 2018, we have repurchased $260 million, leaving $240 million of authorization remaining. The program remains in effect and has no set expiration date; however, there has been no repurchase activity under the program since April 2018. In addition, the Merger Agreement limits our ability to repurchase shares of our common stock, subject to certain exceptions, and share repurchases under the program will not continue so long as the Merger Agreement is in effect and has not been terminated.
As contemplated by the Merger Agreement, USG declared the conditional special dividend of $0.50 per share payable to holders of record of USG common stock as of the close of business on August 21, 2018 (subject to due bill trading). Payment of the dividend was conditioned on adoption of the Merger Agreement by our stockholders at the special meeting. The Merger Agreement was adopted by our stockholders at the special meeting and following certification of the vote in favor of adoption, the conditional special dividend was paid on October 2, 2018. The conditional special dividend totaled $70 million and was declared from retained earnings. Pursuant to the Dividend Make-Whole Amount Plan approved by USG in connection with the Merger and the conditional special dividend, an additional $2 million is expected to be paid to holders of stock options, market share units and performance shares of USG (such awards, “Incentive Equity Awards”), that were outstanding as of June 10, 2018, and are or become vested and paid out in connection with completion of the Merger or are or become vested and become payable following the record date of the special meeting, but prior to the closing of the Merger. These Incentive Equity Awards would not otherwise be entitled to dividend equivalent payments pursuant to such Incentive Equity Awards’ existing terms. The aggregate amounts of the conditional special dividend and the payments pursuant to the Dividend Make-Whole Amount Plan are included in "Dividend payable" on our condensed consolidated balance sheets as of September 30, 2018. The Merger Agreement also contains certain termination rights for both USG and Knauf. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Knauf a termination fee of $215 million.
Since formation, UBBP was funded from its net cash flows from operations and third-party financing, and it is our intent that as an ongoing operation, UBBP will continue to self-fund. UBBP targets the distribution of 50% of combined after tax profits to each of USG and Boral; however, this dividend may be adjusted by the UBBP board with unanimous resolution. Through the first nine months of 2018, UBBP paid cash dividends on earnings through March 2018, of which our 50% share totaled $16 million.
In the event certain performance targets are satisfied by UBBP, we will be obligated to pay Boral an earnout payment in an amount up to $50 million in 2019, based on UBBP performance during the first five years. We have not recorded a liability for this earnout payment as we have concluded that it is currently not probable that the five-year performance target will be achieved.
We believe that cash on hand, cash equivalents, marketable securities, cash available from future operations and our credit facility will provide sufficient liquidity to fund our operations for at least the next 12 months. Cash requirements include, among other things, capital expenditures, working capital needs, employee retirement plans funding, interest payments, payment of the conditional special dividend and other contractual obligations.
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
In 2015, United States Gypsum Company was served with a federal grand jury subpoena requesting the production of company records in connection with a federal investigation of the gypsum drywall industry. Two former employees of USG were also served with subpoenas. In the third quarter of 2018, we were informed that the grand jury investigation was closed. No charges were brought.
See Note 14, Litigation, to the condensed consolidated financial statements for further information regarding the foregoing lawsuits and other legal matters.

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we filed with the Securities and Exchange Commission on February 14, 2018, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2018.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions, including, but not limited to, statements regarding the Merger with Knauf, including expected timing, completion and effects of the Merger. Any forward-looking statements represent our views only as of the date of this report and should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation to update any forward-looking statement. Forward-looking statements also include, but are not limited to, statements under the following headings: (1) “Management’s Discussion and Analysis” about (a) market conditions and outlook, including anticipated growth in new residential and nonresidential construction, repair and remodel spending, and the construction industries in the U.S. and Canada, anticipated growth or decline in countries within the UBBP territory, UBBP's effect on the cyclicality of our North American businesses, U.S. industry shipments of gypsum board, demand for gypsum wallboard and industry capacity utilization rate, and our selling prices and margins; (b) the trends of higher costs per unit and input costs, and unfavorable foreign currency translation; (c) the process to establish fair market value of, and the possibility of Boral exercising its option to acquire, our interest in UBBP; (d) expected contributions to our pension and postretirement plans; (e) our liquidity outlook, including our capital expenditures, selling and administrative expenses, and interest and tax payments, and the funding thereof, our estimate of our effective tax rate and the impact on cash paid for taxes, the timing and funding of our stock repurchase program, expected payments pursuant to the Dividend Make-Whole Amount Plan, UBBP’s dividend policy and its ability to self-fund, and cash requirements and adequacy of resources to fund them; and (f) the outcome and effect of ongoing and future legal and governmental proceedings; (2) “Legal Proceedings” about the outcome and effect of ongoing and future legal and governmental proceedings; and (3) “Risk Factors” about significant factors that may adversely affect us.
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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There can be no assurance that the Merger will be completed in the expected timeframe, or at all. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including (i) the receipt of all consents, approvals or authorizations of, declarations or filings under other applicable competition laws and foreign investment laws; (ii) the absence of certain legal impediments preventing the completion of the Merger; and (iii) the accuracy of the representations and warranties of the parties and the compliance by the parties with their respective covenants in the Merger Agreement.

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

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, results of operations, financial condition and the market price of our common stock. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger: (i) the risk that Boral exercises its right to purchase our 50% interest in UBBP, as discussed further in Note 3, Equity Method Investments, to the condensed consolidated financial statements, or the potential negative impact on UBBP's business, results of operations and financial condition in the event the Merger is not completed; (ii) the effect of restrictions placed on us and our subsidiaries’ ability to operate our businesses under the Merger Agreement, including our ability to pursue alternatives to the proposed transaction; (iii) the risk of disruption resulting from the proposed transaction, including the diversion of our management’s attention from ongoing business operations; (iv) the effect of the announcement of the proposed transaction on our ability to retain and hire employees; (v) the effect of the announcement of the proposed transaction on our business relationships, operating results and businesses generally; (vi) the occurrence of any event giving rise to the right of a party to terminate the Merger Agreement; and (vii) the outcome of legal proceedings that have been instituted against us related to the Merger and any additional proceedings that may be instituted in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, two of our non-employee directors deferred all or a portion of their quarterly retainers for service as a director that they were entitled to receive on September 30, 2018 under our Non-Employee Director Compensation Program into an aggregate total of approximately 610 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in shares of common stock following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act. Following the adoption of the Merger Agreement by our stockholders on September 26, 2018 and the payment of the conditional special dividend, subsequent to the quarter end on October 2, 2018, six of our non-employee directors received an aggregate total of approximately 2,732 dividend equivalents on outstanding deferred stock units in the form of additional deferred stock units. The dividend equivalents are subject to the same terms and conditions as the deferred stock units to which they are credited.
(b) Not applicable.
(c) On February 1, 2017, we announced that our Board of Directors approved a stock repurchase program of $250 million, and on February 1, 2018 we announced an increase in this stock repurchase program, bringing the total size of the program to $500 million. Under the program, we may repurchase shares from time to time in open market transactions or in privately negotiated transactions in accordance with applicable securities laws, including under plans complying with Rule 10b5-1 under the Exchange Act. The program remains in effect and has no set expiration date, and approximately $240 million of shares may yet be purchased under the program. However, there has been no repurchase activity under the program since April 2018. In addition, the Merger Agreement limits our ability to repurchase shares of our common stock, subject to certain exceptions, and share repurchases under the program will not continue so long as the Merger Agreement is in effect and has not been terminated.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit

10.1	USG Corporation Dividend Make-Whole Amount Plan (incorporated by reference to Exhibit 10.1 to USG Corporation's Quarterly Report on Form 10-Q (File No. 001-08864) dated July 25, 2018)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of income for the three and nine months ended September 30, 2018 and 2017, (2) the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017, (3) the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, (4) the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 and (5) notes to the condensed consolidated financial statements. *

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

October 25, 2018